Form 10-K
period 2023-12-31
Tidal Commodities Trust I
filed 2024-04-01
CIK 1985840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2023

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _________ to _________

Commission File Number: 001-41900

Tidal Commodities Trust I
(Exact name of registrant as specified in its charter)

Delaware	92-6468665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

234 West Florida Street, Suite 203 Milwaukee, WI 53204

(Address of principal executive offices) (Zip code)

(844) 986-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Shares of beneficial interest, no par value, of Hashdex Bitcoin ETF, a series of the Registrant	DEFI	NYSE Arca, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate  by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.1D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s securities were not publicly traded. Accordingly, there was no market value for the registrant’s common stock on such date.

As of March 28, 2024, there were 140,000 shares of beneficial interest, no par value, of Hashdex Bitcoin ETF issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” which generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as movements in the commodities markets and indexes that track such movements, our operations, our Sponsor’s plans and references to our future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses our Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to our Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Annual Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Annual Report are qualified by these cautionary statements, and there can be no assurance that actual results or developments our Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, our operations or the value of our Shares.

A description of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Annual Report appears in the section captioned “Risk Factors” and elsewhere in this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. Except as may be required by law, we do not undertake any obligation to update the forward-looking statements contained in this Annual Report to reflect any new information or future events or circumstances or otherwise.

PART I

Item 1. Business

Overview

Tidal Commodities Trust I (“Trust”), a Delaware statutory trust organized on February 10, 2023, is a series trust currently consisting of one series: Hashdex Bitcoin ETF (f/k/a Hashdex Bitcoin Futures ETF) (“DEFI” or the “Fund”). The Fund is a commodity pool. The Fund issues shares of beneficial interest, called “Shares,” representing fractional undivided beneficial interests in the Fund. The Fund’s investment objective is for changes in the Shares’ net asset value (“NAV”) to reflect the daily changes of the price of the Nasdaq Bitcoin Reference Price - Settlement (NQBTCS) (the “Benchmark”), less expenses from the Fund’s operations. The Benchmark is designed to track the price performance of bitcoin. The Fund invests in bitcoin, bitcoin futures contracts (“Bitcoin Futures Contracts”) listed on the Chicago Mercantile Exchange Inc. (“CME”), and cash and cash equivalents. Because the Fund’s investment objective is to track the price of the Benchmark, changes in the price of the Shares may vary from changes in the spot price of bitcoin.

The Trust and the Fund operate pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated March 10, 2023. On January 2, 2024, the initial Form S-1 for DEFI was declared effective by the U.S. Securities and Exchange Commission (“SEC”). As noted below, the Fund is the successor to the Predecessor Fund (defined below), which commenced operations in September 2022. However, as of December 31, 2023, the Fund was not operational and had not yet begun trading on the NYSE Arca stock exchange (“NYSE Arca”). The current registration statement for DEFI was declared effective by the SEC on January 2, 2024 and registered an indeterminate number of Shares. BitGo Trust Company, Inc (the “Bitcoin Custodian”) is the custodian for the Fund’s bitcoin holdings; and U.S. Bank, N.A. is the custodian for the Fund’s cash and cash equivalents holdings (the “Cash Custodian” and together with the Bitcoin Custodian, the “Custodians”).

The Fund is the successor and surviving entity from the merger (the “Merger”) of the Hashdex Bitcoin Futures ETF (the “Predecessor Fund”) into the Fund. The Predecessor Fund was a series of the Teucrium Commodity Trust (the “Predecessor Trust”) sponsored by Teucrium Trading, LLC (“Prior Sponsor”). The Merger closed on January 3, 2024. In connection with the Merger, the Predecessor Fund shareholders received one Share for each share of the Predecessor Fund they owned prior to the Merger.

The sponsor of the Trust is Tidal Investments LLC, a Delaware limited liability company (the “Sponsor”). The principal office of the Sponsor is Milwaukee, Wisconsin and the Trust is located at 234 West Florida Street, Suite 203, Milwaukee, Wisconsin 53204. The Sponsor is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). The Fund intends to be treated as a partnership for U.S. federal income tax purposes. The Sponsor has sponsored the Trust since 2023. Sponsoring the Fund is the Sponsor’s first experience in operating an exchange traded product that invests in crypto-currency futures or directly in bitcoin. The Sponsor’s responsibilities are discussed below in the section entitled “The Sponsor’s Operations.”

While investors will purchase and sell Shares through their broker-dealer, the Fund continuously offers creation baskets consisting of 10,000 Shares (“Creation Baskets”) at their net asset value (“NAV”) to certain financial institutions that have entered into an agreement with the Sponsor (“Authorized Purchasers”).

Recent Developments

Merger with Hashdex Bitcoin Futures ETF

On January 3, 2024, the Trust completed the Merger and acquisition of the Predecessor Fund, a series of the Predecessor Trust, into the Fund, a series of the Trust. The Merger was effected pursuant to an Agreement and Plan of Partnership Merger and Liquidation dated as of October 30, 2023 (the “Plan of Merger”) between the Predecessor Trust, on behalf of its Predecessor Fund series, and the Trust, on behalf of its Fund series.

Pursuant to the Plan of Merger, each Predecessor Fund shareholder received one share of the Fund for every one share of the Predecessor Fund held immediately before the commencement of trading on the NYSE Arca on the Closing Date based on the net asset value per share of the Predecessor Fund being equal to the net asset value per share of the Fund determined immediately prior to the Merger closing. The share price used for the delivery of shares of the Predecessor Fund was the net asset value per share of the Predecessor Fund determined after the close of business of NYSE Arca on January 2, 2024. Consequently, the Merger resulted in a one-for-one exchange of shares between the Predecessor Fund and the Fund. Further, the Fund acquired in the Merger all the assets of the Predecessor Fund and assumed all the liabilities of the Predecessor Fund. Effective the Merger closing, the Plan of Merger caused all of the Predecessor Fund’s shares to be cancelled and the Predecessor Fund to be liquidated.

The Merger did not materially modify the rights of Predecessor Fund shareholders with respect to their investment. The Fund has the same investment objective, investment strategies and investment restrictions, and substantially identical investment risks, as those had by the Predecessor Fund. Following the Merger, the Fund is now sponsored by the Sponsor, Tidal Investments LLC (f/k/a Toroso Investments LLC), and the Fund is now managed by portfolio managers employed by the Sponsor. The Fund pays the same management fee rate to the Sponsor, under the same terms, as previously paid by the Predecessor Fund to Teucrium Trading, LLC, the sponsor of the Predecessor Trust and the Predecessor Fund.

The Fund’s shares commenced trading on the NYSE Arca upon the effectiveness of the Merger under the ticker symbol “DEFI.”

Effect of Merger - Conversion to U.S. Spot Bitcoin ETF

On March 26, 2024, the Trust announced that the Fund would be permitted to have spot bitcoin holdings, and that it would track the Benchmark effective March 27, 2024. The Predecessor Fund’s name was the Hashdex Bitcoin Futures ETF, and the Fund’s name is the Hashdex Bitcoin ETF. Going forward and under normal market conditions, the Fund’s has a policy to maximize its holdings of physical bitcoin such that it is expected that at least 95% of the Fund’s assets will be invested in spot bitcoin. Up to 5% of the Fund’s assets may be invested in CME-traded bitcoin futures contracts and in cash and cash equivalents.

Fund Overview

The Fund is designed to provide investors with a means to gain price exposure to the bitcoin market. The Fund issues Shares that trade on NYSE Arca under the symbol “DEFI.” Shares can be purchased and sold by investors through their broker-dealer. Purchasing Shares of the Fund is subject to the risks of bitcoin as well as the additional risks of investing in the Fund.

The Sponsor will employ a passive investment strategy that is intended to track the changes in the Benchmark regardless of whether the Benchmark goes up or goes down. In order to track the Benchmark as closely as possible, the Fund will aim to maximize its investment in bitcoin. Because the Fund’s investment objective is to track the price of the Benchmark, the price of the Shares may vary from changes in the spot price of bitcoin. The NYSE Arca rule under which the Shares will be listed and traded prevents the Fund from utilizing leverage. ICE Data Indices, LLC calculates an approximate Fund NAV every 15 seconds throughout each day that the Fund’s Shares are traded on NYSE Arca for as long as the CME’s main pricing mechanism is open.

The Fund, the Sponsor, and their service providers, including the Custodians, will not loan or pledge the Fund’s assets, nor will the Fund’s assets serve as collateral for any loan or similar arrangement except to the extent of need to collateralize margin accounts held by the Fund’s futures commission merchants (“FCMs”).

Bitcoin Overview

Bitcoin is a digital asset or cryptocurrency that is a unit of account on the bitcoin network (“Bitcoin Network”), an open source, decentralized peer-to-peer computer network. The ownership and operation of bitcoin is determined by purchasers in the Bitcoin Network. The Bitcoin Network connects computers that run publicly accessible, or open source, software that follows the rules and procedures governing the Bitcoin Network. This is commonly referred to as the Bitcoin Protocol. Bitcoin may be held, may be used to purchase goods and services or may be exchanged for fiat currency. No single entity owns or operates the Bitcoin Network, and the value of bitcoin is not backed by any government, corporation or other entity. Instead the value of bitcoin is determined in part by the supply and demand in markets created to facilitate the trading of bitcoin. Public key cryptography protects the ownership and transaction records for bitcoin. Because the source code for the Bitcoin Network is open source, anyone can contribute to its development. At this time, the ultimate supply of bitcoin is finite and limited to 21 million “coins” with the number of bitcoin available increasing gradually as new bitcoin supplies are mined until the 21 million current protocol cap is reached. The following factors, among others, may affect the price and market for bitcoin:

●	How widely bitcoin is adopted, including the use of bitcoin as a payment.

●	The regulatory environment for cryptocurrencies, which continues to evolve in the U.S., and which may delay, impede, or restrict the adoption or use of bitcoin.

●	Speculative activity in the market for bitcoin, including by holders of large amounts of bitcoin, which may increase volatility.

●	Cyberattacks, including the risk that malicious actors will exploit flaws in the code or structure of bitcoin, control the blockchain, steal information or cause disruptions to the internet.

●	Rewards for mining bitcoin are designed to decline over time, which may lessen the incentive for miners to process and confirm transactions on the Bitcoin Network.

●	The open-source nature of the Bitcoin Network may result in forks, or changes to the underlying code of bitcoin that result in the creation of new, separate digital assets.

●	Fraud, manipulation, security failure or operational problems at bitcoin exchanges that result in a decline in adoption or acceptance of bitcoin.

●	Scalability as the use of bitcoin expands to a greater number of users.

The Benchmark Methodology

The Benchmark is governed by the Nasdaq Crypto Index Oversight Committee (“CIOC”), which is responsible for implementation, administration, and oversight of the Benchmark, including its cessation. The CIOC shall approve any material changes to the methodology and review the Benchmark methodology at least on an annual basis. The final Benchmark is calculated once every trading day and it is given by a weighted average across the settlement prices of the following “Core Exchanges” (as of December 29, 2023); Bitstamp, Coinbase, Gemini, itBit and Kraken.

The Benchmark was launched by Nasdaq, Inc (“Nasdaq”) on June 9, 2021 and is designed to track the price performance of bitcoin. Specifically, the Benchmark attempts to track the average bitcoin spot price by capturing the notional value of bitcoin USD transactions reported by selected public data sources as measured by Nasdaq. The Benchmark applies a rules-based pricing methodology to a diverse collection of pricing sources to provide a reference price for bitcoin and the pricing methodology is designed to account for variances in price across a wide range of sources which have been vetted according to criteria identified in the methodology document. The Benchmark is owned and administered by Nasdaq and may be changed from time to time. Detailed rules on the Benchmark administration and governance may be found at Nasdaq’s website. The Benchmark does not track the overall performance of all digital assets generally, nor the performance of any specific digital asset other than bitcoin. The Benchmark is calculated and published once a day on business days at 3:00 p.m., New York Time by CF Benchmarks Limited (https://www.cfbenchmarks.com/data/indices/NQBTCS) or other Nasdaq designated calculation agent.

According to the Benchmark methodology, any deviations from the Benchmark methodology are made in the sole judgment and discretion of Nasdaq so that the Benchmark continues to achieve its objective. Nasdaq will provide transparency over the decisions affecting the compilation of the reference rate and any related determination process, including contingency measures in the event of absence of or insufficient inputs, market stress or disruption, failure of critical infrastructure, or other relevant factors. Any contingency measures that are not directly addressed in the Benchmark methodology shall be subject to CIOC governance processes.

The Sponsor, in its sole discretion, may cause the Fund to track a benchmark other than the Benchmark at any time, with prior notice to investors. The Sponsor may change the Fund’s benchmark if investment conditions change or the Sponsor believes that another benchmark or standard better aligns with the Fund’s investment objective and strategy. The Sponsor, however, is under no obligation whatsoever to make such a change in any circumstance.

To the extent CIOC implements a material change to the calculation of the Benchmark, the Sponsor will issue a press release describing such change and its date of implementation which press release will be filed with the SEC on Form 8-K.

To the extent the Sponsor determines that in the best interest of the Fund to replace the Benchmark with another benchmark reference price or index, the Sponsor shall issue a press release describing the replacement of the Benchmark and new benchmark at least 60 days in advance of such replacement and will file such press release under Form 8-K with the SEC.

Bitcoin Futures Contracts

The CME currently offers two Bitcoin Futures Contracts, one contract representing 5 bitcoin (“BTC Contracts”) and another contract representing 0.10 bitcoin (“MBT Contracts”). The Fund will invest up to 5% of its assets in bitcoin BTC Contracts and MBT Contracts to the extent necessary to achieve exposure to the bitcoin futures market. Because the Fund’s investment objective is to track the price of the Benchmark by investing in bitcoin and Bitcoin Futures Contracts, changes in the price of the Shares may vary from changes in the spot price of bitcoin.

The Fund will maintain long positions in BTC Contracts and MBT Contracts to achieve exposure to the bitcoin futures market. As discussed under “the Fund’s Investment Strategies,” the Sponsor expects to invest the Fund’s assets in spot bitcoin and will utilize Bitcoin Futures Contracts to hedge the cash balance that the Sponsor deems necessary to meet the Fund’s liquidity needs for the cash payment of Share redemption settlements and of other applicable expenses borne by the Fund. The Fund may purchase MBT Contracts if the Fund has proceeds remaining from the sale of a Creation Basket that are less than the price of a BTC contract. BTC and MBT will count toward an aggregate position limit.

BTC Contracts began trading on the CME Globex trading platform on December 15, 2017 under the CME ClearPort ticker symbol “BTC” and are cash settled in U.S. dollars. MBT Contracts began trading on the CME Globex trading platform on May 3, 2021 under the CME ClearPort ticker symbol “MBT” and are also cash settled in U.S. dollars. The daily settlement prices for MBT Contracts are derived directly from the settlements in the BTC Contracts. BTC Contracts and MBT Contracts are listed for trading in serial months of six (6), quarterly in serial quarters of four (4). Additionally, when the listing schedule includes only a single futures contract set to expire in December, an extra December contract will be listed for the subsequent year. This ensures that at any given time, there are at least two December contracts available for trading.

Because BTC Contracts and MBT Contracts are exchange-listed, they allow investors to gain price exposure to bitcoin without having to hold the underlying cryptocurrency. Like a futures contract on a commodity or stock index, BTC Contracts and MBT Contracts provide a means for investors to hedge investment positions or speculate on the future price of bitcoin.

The Bitcoin Futures Contracts are cash-settled to the CME CF Bitcoin Reference Rate (BRR). The BRR is a daily reference rate of the U.S. dollar price of one bitcoin calculated daily as of 4:00 p.m. London time provided by CF Benchmarks. It is calculated based on the bitcoin trading activity on specified spot bitcoin trading platforms (“Constituent Exchanges”) during an observation window between 3:00 p.m. and 4:00 p.m. London time, which currently include Bitstamp, Coinbase, Gemini, itBit Kraken and LMAX Digital but may change from time to time.

Constituent exchanges for the BRR are selected on the basis of the following criteria, which each must demonstrate that it continues to fulfill on an ongoing basis:

●	The exchange has policies to ensure fair and transparent market conditions at all times and has processes in place to identify and impede illegal, unfair or manipulative trading practices.

●	The exchange does not impose undue barriers to entry or restrictions on market participants, and utilizing the venue does not expose market participants to undue credit risk, operational risk, legal risk or other risks.

●	The exchange complies with applicable law and regulation, including, but not limited to capital markets regulations, money transmission regulations, client money custody regulations, know-your-client (KYC) regulations and anti-money-laundering (AML) regulations.

●	The exchange cooperates with inquiries and investigations of regulators and the Administrator upon request and has to execute data sharing agreements with the CME.

Should the average daily contribution of a constituent exchange fall below 3%, then the continued inclusion of the venue as a constituent exchange is assessed by the CME CF Oversight Committee.

Qualifying transactions from the constituent exchanges that take place during the one-hour calculation window are added to a list, with the trade price and size for each transaction recorded. The one-hour calculation is partitioned into twelve intervals of five minutes each, and for each partition, the volume-weighted median trade price is calculated from the trade prices and sizes of relevant transactions. (A volume-weighted median differs from a standard median in that a weighting factor, in this case trade size, is factored into the calculation.) The BRR is the equally-weighted average of the volume-weighted medians of all twelve partitions.

Further details on the market share and volume information for each constituent platforms used to calculate the CME CF Bitcoin Reference Rate (BRR)

The table below lists the six constituent platforms that contribute transaction data to the BRR. It includes the aggregate volumes traded on their respective Bitcoin – US Dollar markets over the preceding four calendar quarters.

Aggregate Trading Volume of BTC-USD Markets of CME CF Constituent Platforms (US$)
Period	itBit	LMAX Digital	Bitstamp	Coinbase	Gemini	Kraken
2022 Q4	565,768,617	6,829,541,020	3,580,171,427	46,447,674,416	1,586,986,170	5,254,252,281
2023 Q1	624,309,916	9,211,206,684	4,901,570,836	41,979,489,484	1,060,844,250	9,054,883,308
2023 Q2	758,737,186	8,322,968,385	5,133,173,679	31,402,570,192	1,004,667,694	8,975,159,682
2023 Q3	447,044,393	4,214,481,842	3,747,028,275	24,090,687,496	797,891,783	4,590,616,407

Source: CF Benchmarks

Considering the 12 highest volume Bitcoin -USD markets operated by spot Bitcoin Trading Platforms, the following table shows the market share for BTC-USD trading of the six constituent platforms over the past four calendar quarters:

Spot Trading Platforms Market Share of BTC-USD Trading
Period	itBit	LMAX Digital	Bitstamp	Coinbase	Gemini	Kraken	Others
2022 Q4	0.65%	7.87%	4.13%	53.53%	1.83%	6.05%	25.94%
2023 Q1	0.69%	10.23%	5.45%	46.64%	1.18%	10.06%	25.75%
2023 Q2	1.08%	11.85%	7.31%	44.69%	1.43%	12.77%	20.87%
2023 Q3	1.05%	9.94%	8.84%	56.82%	1.88%	10.83%	10.64%

Source: CF Benchmarks

The Fund’s Investment Strategies

The Fund seeks to achieve its investment objective by primarily investing in bitcoin. The Fund will use Bitcoin Futures Contracts for the primary purpose of using such Bitcoin Futures Contracts to acquire physical bitcoin through Exchange for Physical Transactions (“EFP”) transactions and to offset cash and receivables for better tracking the Benchmark. Under normal market conditions, the Fund has a policy to maximize its investments in physical bitcoin such that it is expected that at least 95% of the Fund’s assets will be invested in bitcoin, and up to 5% may be invested in Bitcoin Futures Contracts and in cash and cash equivalents, such as short-term Treasury bills, money market funds, and demand deposit accounts. The Sponsor does not have discretion in choosing the Fund’s investments. See “Use of Proceeds” The term “normal market conditions” includes, but is not limited to, the absence of: trading halts in the applicable financial markets generally; operational issues (e.g., systems failure) causing dissemination of inaccurate market information; or force majeure type events such as natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance. Similarly, the Fund will use bitcoin to acquire Bitcoin Futures Contracts through EFP transactions, so the Fund can then sell the Bitcoin Futures Contracts for cash in order to satisfy redemption orders.

The percentage allocation to Bitcoin Futures Contracts is determined daily such that the Fund may maintain Bitcoin Futures Contracts positions (with related cash reserves to meet applicable margin requirements) to hedge the cash balance that the Sponsor deems necessary to meet the Fund’s liquidity needs for the cash payment of Share redemption settlements and of other applicable expenses borne by the Fund.

When the Fund needs to increase or decrease its allocation to physical bitcoin it will do so through EFP transactions, by exchanging a physical bitcoin holding for an equivalent Bitcoin Futures Contracts position. The Fund’s futures contract positions will be concentrated on the first to expire contracts and rolled on a monthly basis by closing out the first to expire contracts prior to their final settlement date and then either entering on and EFP transaction to exchange that position for physical bitcoin holdings or entering into the second to expire contracts which will become the new first to expire. A first to expire contract is the contract with the nearest expiration date. A second to expire contract follows the first - it is the contract that will expire second in line after the first contract has expired. For example, when a first to expire contract expires, the second to expire contract becomes the first to expire contract.

Futures contract rolling will take place on the market business day preceding the last trading day of the first to expire contract. The last trading day of the first to expire contact is currently defined as the last business Friday of each month. By way of example, as of the date hereof the Fund’s futures contract positions will be entered and exited according to the roll schedule below.

Hashdex Bitcoin ETF (DEFI) – Roll Schedule Jan 2024 – Dec 2024

Roll Date	Contract Expiring	New Contract	First to Expire Contract
	(Exiting Position)	(Entering Position)	(Resulting Position)
1/25/2024	January (BTCF4)	February (BTCG4)	February (BTCG4)
2/22/2024	February (BTCG4)	March (BTCH4)	March (BTCH4)
3/28/2024	March (BTCH4)	April (BTCJ4)	April (BTCJ4)
4/25/2024	April (BTCJ4)	May (BTCK4)	May (BTCK4)
5/30/2024	May (BTCK4)	June (BTCM4)	June (BTCM4)
6/27/2024	June (BTCM4)	July (BTCN4)	July (BTCN4)
7/25/2024	July (BTCN4)	August (BTCQ4)	August (BTCQ4)
8/29/2024	August (BTCQ4)	September (BTCU4)	September (BTCU4)
9/26/2024	September (BTCU4)	October (BTCV4)	October (BTCV4)
10/31/2024	October (BTCV4)	November (BTCX4)	November (BTCX4)
11/28/2024	November (BTCX4)	December (BTCZ4)	December (BTCZ4)
12/26/2024	December (BTCZ4)	January (BTCF5)	January (BTCF5)

One factor determining the total return from investing in futures contracts is the price relationship between soon to expire contracts and later to expire contracts. Sometimes the Fund will have to pay more for longer maturity contracts to replace existing shorter maturity contracts about to expire. This situation is known as “contango” in the futures markets. In the event of a prolonged period of contango, and absent the impact of rising or falling bitcoin prices, this could have a negative impact on the Fund’s NAV and total return, which in turn may have a negative impact on your investment in the Fund. By way of example, during the period from 6/30/2020 to 6/30/2023, the market for Bitcoin Futures Contracts were in contango approximately 87% of the time, which resulted in an average annual negative roll yield of approximately 4.5%. If the futures market is in a state of backwardation (i.e., when the price of bitcoin in the future is to be less than the current price), the Fund will buy later to expire contracts for a lower price than the soon to expire contracts that it sells.

Consistent with applicable provisions of the Trust Agreement and Delaware law, the Fund has broad authority to make changes to the Fund’s operations. The Fund may change its investment objective, benchmark, or investment strategies and Shareholders of the Fund will not have any rights with respect to these changes. The Fund has no current intention to make any such change, and any change is subject to applicable regulatory requirements, including, but not limited to, any requirement to amend applicable listing rules of NYSE Arca.

The reasons for and circumstances that may trigger any such changes may vary widely and cannot be predicted. However, by way of example, the Fund may change the term structure or underlying components of the Bitcoin Futures Contracts holdings in furtherance of the Fund’s investment objective of tracking the price of the Benchmark, due to market conditions, a potential or actual imposition of position limits by the SEC, the CFTC or futures exchange rules, or the imposition of risk mitigation measures by a futures commission merchant, restricts the ability of the Fund to invest in bitcoin or in Bitcoin Futures Contracts. The Fund would, among other things, file a current report on Form 8-K and a prospectus supplement to describe any such change and the effective date of the change. Shareholders may modify their holdings of the Fund’s Shares in response to any change by purchasing or selling Fund Shares through their broker-dealer.

The Fund invests in bitcoin and Bitcoin Futures Contracts without being leveraged or unable to satisfy its expected current or potential margin or collateral obligations with respect to its investments. After fulfilling such margin and collateral requirements, the Fund invests the remainder of its proceeds from the sale of baskets in short term financial instruments of the type commonly known as “cash and cash equivalents.”

In furtherance of the Fund’s policy to maximize its holdings in bitcoin, the Sponsor will use cash received through the creation process to purchase Bitcoin Futures Contracts to be exchanged for bitcoin such that at least 95% of the assets of the Fund will be in bitcoin. In the extraordinary event that Bitcoin Futures Contracts are unable to be readily exchanged for bitcoin, the Fund will continue to hold Bitcoin Futures Contracts. The Sponsor does not have discretion in choosing the Fund’s investments. See “Use of Proceeds.” The Fund’s investment strategy is designed to permit investors generally to purchase and sell the Fund’s Shares for the purpose of investing indirectly in the bitcoin market in a cost-effective manner. The Sponsor expects that the Fund’s average daily tracking error against the Benchmark will be less than 10 percent over any period of 30 trading days. However, the Fund incurs certain expenses in connection with its operations, which cause imperfect correlation between changes in the Fund’s NAV and changes in the Benchmark because the Benchmark does not reflect expenses or income. As a result, investors may incur a partial or complete loss of their investment even when the performance of the Benchmark is positive.

Investors may purchase and sell Shares through their broker-dealers. However, the Fund creates and redeems Shares only in blocks called Creation Baskets and Redemption Baskets, respectively, and only Authorized Purchasers may purchase or redeem Creation Baskets or Redemption Baskets. An Authorized Purchaser is under no obligation to create or redeem baskets, and an Authorized Purchaser is under no obligation to offer to the public Shares of any baskets it does create. Baskets are generally created when there is a demand for Shares, including, but not limited to, when the market price per Share is at (or perceived to be at) a premium to the NAV per Share. Similarly, baskets are generally redeemed when the market price per Share is at (or perceived to be at) a discount to the NAV per Share. Retail investors seeking to purchase or sell Shares on any day are expected to affect such transactions in the secondary market, on NYSE Arca, at the market price per Share, rather than in connection with the creation or redemption of baskets.

The Sponsor believes that by investing in bitcoin and Bitcoin Futures Contracts, the Fund’s NAV will closely track the Benchmark. The Sponsor also believes that because of market arbitrage opportunities, the market price at which investors will purchase and sell Shares through their broker-dealer will closely track the Fund’s NAV. The Sponsor believes that the net effect of these relationships is that the Fund’s market price on NYSE Arca at which investors purchase and sell Shares will closely track the bitcoin market, as measured by the Benchmark.

The CFTC and U.S. designated contract markets, such as the CME, have established position limits and accountability levels on the maximum net long or net short Bitcoin Futures Contracts that the Fund may hold, own or control. The current CME established position limit level for investments in BTC Contracts for the spot month is 4,000 contracts. A position accountability level of 5,000 contracts will be applied to positions in single months outside the spot month and in all months combined. The MBT Contracts have a spot month limit of 200,000 contracts and a position accountability level of 250,000 contracts. Open positions in MBT Contracts will count as 1/50 of a BTC Contract for the purposes of determining the aggregate position limit. Accountability levels are not fixed ceilings but rather thresholds above which the exchange may exercise greater scrutiny and control over an investor, including limiting the Fund to holding no more Bitcoin Futures Contracts than the amount established by the accountability levels. The potential for the Fund to reach position or accountability limits will depend on if and how quickly the Fund’s net assets increase.

In addition to position limits and accountability limits, the CME and other exchanges have set dynamic price fluctuation limits on Bitcoin Futures Contracts. The dynamic price limit functionality under the special price fluctuation limits mechanism assigns a price limit variant which equals a percentage of the prior trading day’s settlement price, or a price deemed appropriate. During the trading day, the dynamic variant is utilized in continuous rolling 60-minute look-back periods to establish dynamic upper and lower price fluctuation limits. Once the dynamic price fluctuation limit has been reached in a particular Bitcoin Futures Contract, no trades may be made at a price beyond that limit. The CME has adopted daily dynamic price fluctuation limit functionality effective March 11, 2019, specifically, Rule 589 which is found in the following link: https://www.cmegroup.com/content/dam/cmegroup/notices/ser/2019/03/SER-8351.pdf. Since dynamic price fluctuation limits were introduced, price limits have been triggered 89 times and there has been one “hard limit move.” A hard limit move is when the price of Bitcoin Futures Contracts exceeds a price limit that defines the minimum/maximum price to which such Bitcoin Futures Contracts can move for the given trade date. If the hard limit is reached, trade matching will not occur at prices above the maximum price or below the minimum price.

In determining the value of Bitcoin Futures Contracts, U.S. Bank Global Fund Services (“Global Fund Services”), the Fund’s “Sub-Administrator,” uses primarily the settlement price for the Bitcoin Futures Contracts, as reported on the CME. CME Group staff determines the daily settlements for the Bitcoin Futures Contracts based on trading activity on CME Globex exchange between 14:59:00 and 15:00:00 Central Time (CT), the settlement period. In situations where a two-sided market is not available during the closing period, the CME will derive a settlement price using the carry calculation method based on the CME CF Bitcoin Reference Rate (BRR). This method calculates the settlement price as the reference rate plus an adjustment factoring in the days to expiration and the interest rate. Specifically, the settlement price is determined by the formula: BRR + [(Days to Expiration / 365) × Interest Rate × BRR]. When a Bitcoin Futures Contracts has closed at its daily price fluctuation limit, that limit price will be the daily settlement price that the CME publishes.

In exceptional circumstances when: (i) Bitcoin Futures Contracts settlement prices are not readily available; or (ii) when a trading halt closes CME or the Bitcoin Futures Market early, including if trading were halted for an entire trading day or several trading days; or (iii) when a Bitcoin Futures Contracts close at its price fluctuation limit for the day, the fair value of such contracts are determined by the Sponsor in good faith and in a manner that assesses the Bitcoin Futures Contracts’ value based on a consideration of all available facts and all available information on the valuation date. The fair value of Bitcoin Futures Contracts is determined by attempting to estimate the price at which such Bitcoin Futures Contract would be trading in the absence of the price fluctuation limit (either above such limit when an upward limit has been reached or below such limit when a downward limit has been reached). Typically, this estimate will be made primarily using a carry calculation described above that uses the BRR at 4:00 p.m. E.T. on settlement day as a reference price. The fair value of BTC Contracts and MBT Contracts may not reflect such investments’ market value or the amount that the Fund might reasonably expect to receive for the BTC Contracts and MBT Contracts upon its current sale.

Position limits, accountability limits and dynamic price fluctuation limits may limit the Fund’s ability to invest the proceeds of Creation Baskets in bitcoin or Bitcoin Futures Contracts. As a result, when the Fund offers to sell Creation Baskets it may be limited in its ability to invest in bitcoin or Bitcoin Futures Contracts. The Fund may hold larger amounts of cash and cash equivalents, which will impair the Fund’s ability to meet its investment objective of tracking the Benchmark.

There is a minimum number of baskets and associated Shares specified for the Fund. If the Fund experiences redemptions that cause the number of Shares outstanding to decrease to the minimum level of Shares required to be outstanding, until the minimum number of Shares is again exceeded through the purchase of a new Creation Basket, there can be no more redemptions by an Authorized Purchaser. In such cases, market makers may be less willing to purchase Shares from investors in the secondary market, which may in turn limit the ability of Shareholders of the Fund to sell their Shares in the secondary market. These minimum levels for the Fund are 50,000 Shares, representing five baskets. The minimum level of Shares specified for the Fund is subject to change.

Market Outlook

The Bitcoin Industry

Bitcoin

Bitcoin is a digital asset that serves as the unit of account on an open-source, decentralized, peer-to-peer computer network. Bitcoin may be used to pay for goods and services, stored for future use, or converted to a fiat currency. As of the date of this update, the adoption of bitcoin for these purposes has been limited. The value of bitcoin is not backed by any government, corporation, or other identified body.

The value of bitcoin is determined in part by the supply of (which is limited), and demand for, bitcoin in the markets for exchange that have been organized to facilitate the trading of bitcoin. By design, the supply of bitcoin is limited to 21 million bitcoins. As of the date of this update, there are approximately 19 million bitcoins in circulation.

Bitcoin is maintained on the Bitcoin Network. No single entity owns or operates the Bitcoin Network. The Bitcoin Network is accessed through software and governs bitcoin’s creation and movement. The source code for the Bitcoin Network, often referred to as the Bitcoin Protocol, is open-source, and anyone can contribute to its development.

Price movements for bitcoin are influenced by, among other things, the environment, natural or man-made disasters, governmental oversight and regulation, demographics, economic conditions, infrastructure limitations, existing and future technological developments, and a variety of other factors now known and unknown, any and all of which can have an impact on the supply, demand, and price fluctuations in the bitcoin markets. More generally, cryptocurrency prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market purchasers. Because the Predecessor Fund invested in futures contracts in a single cryptocurrency, it was not a diversified investment vehicle, and therefore may have been subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity or cryptocurrency pool. Likewise, because the Fund invests in spot bitcoin and futures contracts in a single cryptocurrency, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity or cryptocurrency pool.

The Bitcoin Network

The infrastructure of the Bitcoin Network is collectively maintained by participants in the Bitcoin Network, which include miners, developers, and users. Miners validate transactions and are currently compensated for that service in bitcoin. Developers maintain and contribute updates to the Bitcoin Network’s source code, often referred to as the Bitcoin Protocol. Users access the Bitcoin Network using open-source software. Anyone can be a user, developer, or miner.

Bitcoin is “stored” on a digital transaction ledger commonly known as a “blockchain.” A blockchain is a type of shared and continually reconciled database, stored in a decentralized manner on the computers of certain users of the digital asset and is protected by cryptography. The Bitcoin Blockchain contains a record and history for each bitcoin transaction.

New bitcoin is created by “mining.” Miners use specialized computer software and hardware to solve a highly complex mathematical problem presented by the Bitcoin Protocol. The first miner to successfully solve the problem is permitted to add a block of transactions to the Bitcoin Blockchain. The new block is then confirmed through acceptance by a majority of users who maintain versions of the blockchain on their individual computers. Miners that successfully add a block to the Bitcoin Blockchain are automatically rewarded with a fixed amount of bitcoin for their effort plus any transaction fees paid by transferors whose transactions are recorded in the block. This reward system is the means by which new bitcoin enter circulation and is the mechanism by which versions of the blockchain held by users on a decentralized network are kept in consensus.

The Bitcoin Protocol

The Bitcoin Protocol is an open source project with no official company or group in control. Anyone can review the underlying code and suggest changes. There are, however, a number of individual developers that regularly contribute to a specific distribution of bitcoin software known as the “Bitcoin Core.” Developers of the Bitcoin Core loosely oversee the development of the source code. There are many other compatible versions of the bitcoin software, but Bitcoin Core is the most widely adopted and currently provides the de facto standard for the Bitcoin Protocol. The core developers are able to access, and can alter, the Bitcoin Network source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Bitcoin Network’s source code.

However, because bitcoin has no central authority, the release of updates to the Bitcoin Network’s source code by the core developers does not guarantee that the updates will be automatically adopted by the other purchasers. Users and miners must accept any changes made to the source code by downloading the proposed modification and that modification is effective only with respect to those bitcoin users and miners who choose to download it. As a practical matter, a modification to the source code becomes part of the Bitcoin Network only if it is accepted by participants that collectively have a majority of the processing power on the Bitcoin Network. If a modification is accepted by only a percentage of users and miners, a division will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.”

 The Sponsor’s Operations

Under the Trust Agreement, the Sponsor is solely responsible for management and conducts or directs the conduct of the business of the Trust, the Fund, and any series of the Trust that may from time to time be established and designated by the Sponsor. The Sponsor is required to oversee the purchase and sale of Shares by Authorized Purchasers and to manage the Fund’s investments, including to evaluate the credit risk of FCMs and swap counterparties and to review daily positions and margin/collateral requirements. The Sponsor has the power to enter into agreements as may be necessary or appropriate for the offer and sale of the Fund’s Shares and the conduct of the Trust’s activities. Accordingly, the Sponsor is responsible for selecting the Trustee, Administrator, Marketing Agent, the independent registered public accounting firm of the Trust, and any legal counsel employed by the Trust. The Sponsor is also responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and will provide any required certification for such reports. The Sponsor may determine to engage marketing agents who will assist the Sponsor in marketing the Shares. See “Plan of Distribution” below for more information. The Sponsor has discretion to appoint one or more of its affiliates as additional Sponsors. No person other than the Sponsor and its principals was involved in the organization of the Trust or the Fund. The Sponsor maintains a public website on behalf of the Fund, which contains information about the Trust, the Fund, and the Shares, and oversees certain services for the benefit of Shareholders. Please note that information contained on or accessible through the Sponsor’s website is not considered part of this Annual Report.

The Fund pays the Sponsor a management fee, monthly in arrears, in an amount equal to 0.90% per annum of the daily NAV of the Fund (the “Management Fee”). The Management Fee is paid in consideration of the Sponsor’s services related to the management of the Fund’s business and affairs, including the provision of commodity futures trading advisory services. The Fund is newly organized and as of the date of this Annual Report has not paid any management fees to the Sponsor. The Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Tidal ETF Services LLC (the “Administrator”), the Sub-Administrator, Custodians, marketing agent, transfer agent, licensors, accounting and audit fees and expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses.

Shareholders have no right to elect the Sponsor on an annual or any other continuing basis or to remove the Sponsor. If the Sponsor voluntarily withdraws, the holders of a majority of the Trust’s outstanding Shares (excluding for purposes of such determination Shares owned by the withdrawing Sponsor and its affiliates) may elect its successor. Prior to withdrawing, the Sponsor must give ninety days’ written notice to the Shareholders and the Trustee.

The Sponsor is majority owned and controlled by Mr. Guillermo Trias, Mr. Michael Venuto, and FTV-Toroso, Inc,. a non-officer member, who have all provided working capital to the Sponsor. Messrs. Trias and Venuto each currently own, directly or indirectly, 15% of the Sponsor while FTV-Toroso, Inc., a non-officer member holds approximately 37.15% of the Sponsor (but only 24.9% of Sponsor’s voting units). FTV-Toroso, Inc. is controlled by FTV VI, L.P. and Michael Vostrizansky is the voting member of FTV VI, L.P. The Administrator is a wholly-owned subsidiary and affiliate of the Sponsor.

The Sponsor has an information security program and policy in place. The program takes reasonable care to look beyond the security and controls developed and implemented for the Trust and the Fund directly to the platforms and controls in place for the key service providers. Such review of cybersecurity and information technology plans of key service providers are part of the Sponsor’s disaster recovery and business continuity planning. The Sponsor provides regular training to all employees of the Sponsor regarding cybersecurity topics, in addition to real-time dissemination of information regarding cybersecurity matters as needed. The information security plan is reviewed and updated as needed, but at a minimum on an annual basis.

Management of the Sponsor

The Trust has no directors, officers or employees and is managed by the Sponsor. The Sponsor has sponsored the Fund and advises three investment company complexes comprising a total of 82 exchange-traded funds, as of the date of this Annual Report, registered and regulated under the Investment Company Act of 1940. Sponsoring the Fund is the Sponsor’s first experience in operating an exchange traded product that invests in crypto-currency futures and spot bitcoin. In general, under the Sponsor’s Amended and Restated Limited Liability Company Operating Agreement, as amended from time to time, the Sponsor is managed by a board of managers, who have delegated day-to-day operational matters to the officers of the Sponsor. The Chief Executive Officer of the Sponsor is responsible for the overall strategic direction of the Sponsor and has general control of its business. The Chief Investment Officer and President of the Sponsor is primarily responsible for new investment product development with respect to the Fund. The Chief Operating Officer has primary responsibility for trade operations, trade execution, and portfolio activities with respect to the Fund. The Chief Financial Officer acts as the Sponsor’s principal financial and accounting officer.

Furthermore, certain fundamental actions regarding the Sponsor, such as the removal of officers, the addition or substitution of members, or the incurrence of liabilities other than those incurred in the ordinary course of business and de minimis liabilities, may not be taken without the affirmative vote of a majority of the members. The Sponsor has a board of managers, however, and the Trust has no board of directors or officers. The six Executive Officers of the Sponsor are: Messrs. Guillermo Trias, Ronnie Riven, Michael Venuto, Dan Carlson, Michael Vostrizansky, and Doug Rescho.

Below is background information relating to the Executive Officers of the Sponsor, all of whom are members of the Sponsor:

Guillermo Trias, born in 1976, has served as the Co-Founder and CEO of Tidal Investments LLC since November 1, 2015. In his role, he oversees the overall strategic direction, management, and operational aspects of the firm’s ETF investment platforms. Mr. Trias was approved as a Principal of the Sponsor by the NFA on February 7, 2022. He holds a Business Administration degree from CUNEF and an MBA from the Kellogg School of Management at Northwestern University.

Mr. Ronnie Riven, born in 1984, is the Chief Financial Officer of the Sponsor, a Tidal Financial Group company. Before joining the Sponsor in March 2024, Ronnie served as Head of Finance & Business Management at Global X ETFs, which manages over 100 funds and over $40 billion in assets under management. At Global X since 2018, Ronnie oversaw all finance and accounting operations, as well as leading the firm’s IT, Human Resources, and other business management functions. Ronnie began his career as a public accountant working for BDO USA, LLP from 2006-2012. He has also served as Manager of Financial Reporting at National Grid USA from 2012-2015 and Director of Accounting and Finance at Barclays Center from 2016-2018. Ronnie holds a BS degree in Accounting from Hofstra University and is a Certified Public Accountant in the state of New York.

Mr. Michael Venuto, born in 1977, has been the Chief Investment Officer at Tidal Investments LLC since March 12, 2012. His responsibilities at Tidal include the strategic planning and execution of ETF-based investment strategies, focusing on innovation and market responsiveness. Mr. Venuto was approved as a Principal of the Sponsor by the NFA on February 25, 2022.

Mr. Dan Carlson, born in 1955, has been the Chief of Staff at Tidal Investments LLC since March 2024 and previously served as CFO and CCO from between March 2012 and March 2024. His responsibilities involve overseeing the company's financial operations, human resource management and overall business risk management.  He holds a BS degree in Accounting from the University of Illinois, Champaign-Urbana. Mr. Carlson was approved as a Principal of the Sponsor by the NFA on February 7, 2022.

Mr. Eric Falkeis, born in 1973, has been the Chief Growth Officer at Tidal Investments LLC since November 1, 2018, and co-founded Tidal ETF Services. His role at Tidal involves leading business development and growth strategy initiatives. Mr. Falkeis is a CPA and holds a BS degree in Accounting from Marquette University. As of the date hereof, his application to be listed as a Principal of the Sponsor is currently pending with the NFA.

Mr. Gavin Filmore, born in 1984, joined Tidal Investments LLC as the Head of Product Development in August 2021 and was promoted to COO in July 2022. Before joining Tidal, he worked at Barclays Investment Bank, a leading global investment bank offering services in investment management, wealth management, and corporate banking, from August 2017 to September 2021. His focus at Barclays was on Exchange Traded Products. Mr. Filmore holds a BS in Finance from Northeastern University. He was approved as a Principal of Tidal Investments LLC and registered as an Associated Person of the Sponsor by the NFA on March 8, 2022.

Mr. William Woolverton, born in 1951, has been the Chief Compliance Officer of Tidal Investments LLC, Tidal ETF Trust, and Tidal Trust II since November 10, 2022. Prior to joining Tidal, he was a Senior Principal Consultant at ACA Group, a firm specializing in governance, risk, and compliance services for financial institutions, from March 2020 to October 2022. Before ACA Group, Mr. Woolverton served as Managing Director - US at Waystone, a company offering comprehensive fund governance, risk, compliance, and administration services to the asset management industry, from April 2016 to December 2019. Mr. Woolverton received his M.A. from King’s College, Cambridge University, and a law degree from Columbia University School of Law. He was approved as a Principal of the Sponsor by the NFA on April 5, 2023.

The Fund’s Service Providers

Sponsor

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these third-party services, the Fund pays the fees set forth in the table below entitled “Contractual Fees and Compensation Arrangements with the Sponsor and Third-Party Service Providers.” For the Sponsor’s services, the Fund is contractually obligated to pay a monthly Management Fee to the Sponsor.

Administrator

The Fund employs Tidal ETF Services LLC as the Fund’s administrator (the “Administrator”). In turn, the Administrator has engaged U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (“Global Fund Services”) to act as sub-administrator. The Administrator is a wholly-owned subsidiary of Sponsor. The Administrator is located at 234 West Florida Street, Suite 203, Milwaukee, Wisconsin 53204. The Administrator also assists the Fund and the Sponsor with certain functions and duties relating to marketing, which include the following: marketing and sales strategy, and marketing related services.

Cash Custodian, Registrar, Transfer Agent, Fund Sub-Administrator

In its capacity as the Fund’s custodian, the Custodian, currently U.S. Bank, N.A., holds the Fund’s securities, cash and/or cash equivalents pursuant to a custodial agreement. Global Fund Services, an entity affiliated with U.S. Bank, N.A., is the registrar and transfer agent for the Fund’s Shares. In addition, Global Fund Services also serves as sub-administrator for the Fund, performing certain sub-administrative, and accounting services, and support in preparing certain SEC and CFTC reports on behalf of the Fund. The Custodian is located at 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a nationally chartered bank, regulated by the Office of the Comptroller of the Currency, Department of the Treasury, and is subject to regulation by the Board of Governors of the Federal Reserve System. The principal address for Global Fund Services is 615 East Michigan Street, Milwaukee, WI, 53202.

Bitcoin Custodian

Holdings of the Fund can also consist of bitcoin. Such investments are held by BitGo Trust Company, Inc. (the “Bitcoin Custodian”) on behalf of the Fund. The Bitcoin Custodian will keep custody of all of the Fund’s bitcoin in a multi-layer, multi-party cold storage or similarly secure technology. The Bitcoin Custodian is responsible for safekeeping passwords, keys or phrases that allow transfers of digital assets (“Security Factors”) safe, secure and confidential. 100% of the private keys will be held in cold storage. The Bitcoin Custodian will establish the Bitcoin Accounts on the Bitcoin Network solely for the Fund. The Bitcoin Custodian will follow valid instructions given by the Sponsor to use the Fund’s Security Factors to effect transfers to and from the Bitcoin Accounts. The Fund’s bitcoin will be held in segregated wallets and will not be commingled with the assets of other customers. The Bitcoin Custodian has an insurance policy that covers, at least partially, risks such as the loss of client assets held in cold storage, including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer.

Marketing Agent

The Fund employs Foreside Fund Services, LLC, a wholly-owned subsidiary of Foreside Financial Group, LLC (d/b/a ACA Group) as the Marketing Agent for the Fund. The Marketing Agent Agreement among the Marketing Agent and the Trust calls for the Marketing Agent to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising material. The Marketing Agent’s principal business address is Three Canal Plaza, Suite 100, Portland, Maine 04101. The Marketing Agent is a broker-dealer registered with the SEC and a member of FINRA.

Support Agent

The Administrator also assists the Fund and the Sponsor with certain functions and duties relating to administration and marketing, which include the following: marketing and sales strategy and marketing related services.

Digital Asset Adviser

Hashdex Asset Management Ltd. (“Hashdex” or the “Digital Asset Adviser”) is a Cayman Islands investment manager (and an Exempt Reporting Advisor under SEC rules) that specializes in, among other things, the management, research, investment analysis and other investment support services of funds and ETFs with investment strategies involving bitcoin and other crypto assets. As Digital Asset Adviser, Hashdex is responsible for providing the Sponsor and the Administrator with research and analysis regarding bitcoin and bitcoin markets for use in the operation and marketing of the Fund. Hashdex has no role in maintaining, calculating or publishing the Benchmark. Hashdex also has no responsibility for the investment or management of the Fund’s portfolio or for the overall performance or operation of the Fund.

Support Agreement

The Sponsor, Administrator, Digital Asset Adviser and the Prior Sponsor (collectively, the “Parties”) have entered into an agreement, as amended (the “Support Agreement”) that sets forth the terms and conditions applicable to the launch, marketing, promotion, development, and ongoing operation of the Predecessor Fund and the Fund, as well the respective rights in profits and obligations for expenses. Specifically, Hashdex and the Sponsor have experience in the digital asset and exchange-traded fund industry, and seek to offer a bitcoin futures based fund as part of their long-term business goals.

The primary responsibilities and rights of each Party under the Support Agreement, with respect to the Fund, are described below:

●

The Sponsor will serve as the sponsor of the Fund as a series of the Trust, as described in this Annual Report.

●

The Administrator will provide fund administration and related services for the Fund.

●

Hashdex will provide to the Sponsor research and analysis regarding bitcoin and bitcoin markets for use in the operation and marketing of the Fund.

●

The Prior Sponsor will be entitled to receive a monthly amount equal to 7% of the Management Fee paid to the Sponsor by the Fund; provided, however, that such fee will never be less than 0.04% of monthly average net assets of the Fund. After an additional deduction of operational costs from the Management Fee, the resulting profits and losses will be shared equally among the Sponsor and Hashdex. From the Management Fee, the Sponsor will pay all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the sub-administrator, including but not limited to, fees and expenses of the sub-administrator, Custodian, Marketing Agent, Transfer Agent, licensors, accounting and audit fees expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses. For the period ended December 31, 2023 the Fund was not operation and did not incur expenses.

The Trustee

The sole Trustee of the Trust is Wilmington Trust, a national banking association. The Trustee’s principal offices are located at 1100 North Market Street, Wilmington, Delaware 19890-0001. The Trustee is unaffiliated with the Sponsor. The Trustee’s duties and liabilities with respect to the offering of Shares and the management of the Trust and the Fund are limited to its express obligations under the Trust Agreement.

The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. The Trustee does not owe any other duties to the Trust, the Sponsor or the Shareholders. The Trustee is permitted to resign upon at least sixty (60) days’ notice to the Sponsor. If no successor trustee has been appointed by the Sponsor within such sixty-day period, the Trustee may, at the expense of the Trust, petition a court to appoint a successor. The Trust Agreement provides that the Trustee is entitled to reasonable compensation for its services from the Sponsor or an affiliate of the Sponsor (including the Trust), and is indemnified by the Sponsor against any expenses it incurs relating to or arising out of the formation, operation or termination of the Trust, or any action or inaction of the Trustee under the Trust Agreement, except to the extent that such expenses result from the fraud, or the gross negligence or willful misconduct of the Trustee. The Sponsor has the discretion to replace the Trustee.

The Trustee has not signed this Annual Report and is not subject to issuer liability under the federal securities laws for the information contained in this Annual Report and under federal securities laws with respect to the issuance and sale of the Shares. Under such laws, neither the Trustee, either in its capacity as Trustee or in its individual capacity, nor any director, officer or controlling person of the Trustee is, or has any liability as, the issuer or a director, officer or controlling person of the issuer of the Shares.

Under the Trust Agreement, the Trustee has delegated to the Sponsor the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor.

Because the Trustee has delegated substantially all of its authority over the operation of the Trust to the Sponsor, the Trustee itself is not registered in any capacity with the CFTC.

The Clearing Brokers

Currently, StoneX Financial Inc. (“StoneX”) and Phillip Capital Inc. (“Phillip Capital”) serve as the Fund’s clearing brokers to execute and clear futures contracts and provide other brokerage-related services. StoneX and Phillip Capital are each registered as a FCM with the CFTC and are members of the NFA. The clearing brokers are registered as broker-dealers with the SEC and are each a member of FINRA. StoneX and Phillip Capital are each clearing members of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.

Except as indicated below, there have been no material civil, administrative, or criminal proceedings pending, on appeal, or concluded against the Clearing Brokers or its principals in the past five (5) years.

Litigation disclosure for StoneX

Listed below are material administrative, civil, enforcement, or criminal complaints or actions filed against StoneX Financial Inc. – FCM Division (f/k/a INTL FCStone Financial Inc. - FCM Division) where such complaints or actions have not concluded and any material enforcement actions or complaints filed against the StoneX Financial Inc. - FCM Division in the past three years.

●	On March 16, 2023, the Clearing House Risk Committee at CME Group found that StoneX Financial, Inc. violated Customer Gross Margining Technical Overview Requirements and CME Rule 980.G. Pursuant to an offer of settlement in which StoneX Financial, Inc. neither admitted nor denied the rule violations upon which the penalty is based, the Clearing House Risk Committee imposed a $100,000.00 fine which was effective on March 16, 2023.
●	On January 20, 2023, the Clearing House Risk Committee at CME Group found that StoneX Financial Inc. violated CME Rules 930.A and 930.F. Pursuant to an offer of settlement in which StoneX Financial, Inc. neither admitted nor denied the rule violations upon which the penalty is based, the Clearing House Risk Committee imposed a $50,000 fine which was effective on January 20, 2023.
●	On December 15, 2022, the Market Regulation Department of CME Group Inc. (“CME”) notified StoneX Financial Inc. (“SFI”) that it was conducting a formal investigation into block trades placed in September 2022 that could potentially be in violation of CME Rule 526 and Market Regulation Advisory Notice RA2004-5R. On July 6, 2023, CME notified SFI that it has referred the case to Market Regulation’s Enforcement Division. Settlement negotiations are ongoing.
●	On July 20, 2022, a subcommittee on the ICE Future US’s Business Conduct Committee determined that in numerous instances between May 2020 and May 2021 StoneX Financial Inc. and StoneX Markets LLC may have violated Exchange Rule 4.04 by engaging in improper pre-hedging and adopting a risk policy that may have motivated employees to engage in improper pre-hedging for certain contracts. In addition, the Committee found that StoneX Financial Inc. and StoneX Markets LLC may have violated Exchange Rules 4.01(a), 4.07(c), and 21.04. In accordance with the settlement offer, in which StoneX Financial Inc. and StoneX Markets LLC neither admitted nor denied the alleged rule violations, StoneX Financial Inc. and StoneX Markets LLC agreed to pay a collective monetary penalty of $425,000 and disgorge $225,606.80 in profits.

●	On March 23, 2021, a subcommittee of the ICE Futures US’s Business Conduct Committee determined that in numerous instances between February 2019 and May 2020, StoneX, formerly INTL FCStone Financial Inc., may have violated Exchange Rule 6.15(a) by failing to submit to the Exchange daily large trader reports on reportable customer positions and Exchange Rule 4.01(a) by failing to have proper processes for reporting large trader positions. The ICE Futures US Business Conduct Committee imposed a $75,000 fine on StoneX Financial Inc. which was effective on March 23, 2021.
●	After a historic move in the natural gas market in November of 2018, INTL FCStone Financial Inc. – FCM Division (“IFF”) experienced a number of customer deficits. IFF soon thereafter initiated NFA arbitrations, seeking to collect these debits, and has also been countersued and sued in a number of these arbitrations. These accounts were managed by Optionsellers.com, (“Optionsellers”) who is a Commodity Trading Advisor (“CTA”) authorized by investors to act as attorney-in-fact with exclusive trading authority over these investors’ trading accounts. These accounts cleared through IFF. After this significant and historic natural gas market movement, the accounts declined below required maintenance margin levels. IFF’s role in managing the accounts was limited. As a clearing firm, IFF did not provide any investment advice, trading advice, or recommendations to customers of Optionsellers who chose to clear with IFF. Instead, it simply executed and cleared trades placed by Optionsellers on behalf of Optionsellers’ customers. Optionsellers is a CFTC registered CTA operating under a CFTC Rule 4.7 exemption from registration. Optionsellers engaged in a strategy that primarily involved selling options on futures products. The arbitrations between IFF, Optionsellers, and the Optionsellers customers are currently ongoing.

Further, StoneX Financial Inc. is subject to litigation and regulatory enforcement in the normal course of business. Except as discussed above, the current or pending civil litigation or administrative proceedings in which StoneX Financial Inc. is involved are not expected to have a material effect upon its condition, financial or otherwise. StoneX Financial Inc. vigorously defends, as a matter of policy, civil litigation, reparation, arbitration proceedings, and enforcement actions brought against it.

Litigation disclosure for Phillip Capital

Phillip Capital is a registered futures commission merchant and is a member of the NFA. Its main office is located at 141 West Jackson Blvd., Suite 1531A, Chicago, Illinois 60604. In the normal course of its business, Phillip Capital is involved in various legal actions incidental to its commodities business. None of these actions are expected either individually or in aggregate to have a material adverse impact on Phillip Capital. Except for the below, neither Phillip Capital nor any of its principals have been the subject of any material administrative, civil or criminal actions within the past five years.

On September 12, 2019, the U.S. Commodity Futures Trading Commission issued an order settling charges against Phillip Capital for allowing cyber criminals to breach Phillip Capital email systems, access customer information, and successfully withdrawing $1 million in Phillip Capital customer funds. The order found that Phillip Capital failed to disclose the cyber breach to its customers in a timely manner and that Phillip Capital failed to supervise its employees with respect to cybersecurity policy and procedures, a written information systems security program, and customer disbursements. The order imposed monetary sanctions totaling $1.5 million, which includes a civil monetary penalty of $500,000, and $1 million in restitution. Phillip Capital was credited the $1 million restitution based on its prompt reimbursement of the customer funds when the fraud was discovered. The order also required Phillip Capital to, among other things, provide reports to the Commission on its remediation efforts.

On June 11, 2021, pursuant to an offer of settlement in which Phillip Capital Inc. neither admitted nor denied the rule violation upon which the penalty is based, the Clearing House Risk Committee found that Phillip Capital Inc. violated CME Rule 980.A – Required Records and Reports. In accordance with the settlement offer, the Committee imposed a $50,000 fine for non-current books and records due to an issue with the firm’s middleware provider. In a related matter, the CME Group had previously fined Phillip Capital Inc. on March 19, 2021, for its violation of Rule 811 and 561. During the month of February 2021, Phillip Capital Inc. inaccurately reported its open interest and large trader positions in several instances of CME, CBT, NYMEX, and COMEX contracts due to the aforementioned middleware issue. A fine in the amount of $5,000 was assessed against Phillip Capital Inc.

Commodity Trading Advisor

Currently, the Sponsor does not employ commodity trading advisors with respect to the Fund. If, in the future, the Sponsor does employ commodity trading advisors for the Fund, it will choose each advisor based on arm’s length negotiations and will consider the advisor’s experience, fees, and reputation.

Contractual Fees and Compensation Arrangements with the Sponsor and Third-Party Service Providers

Service Provider	Compensation Paid by the Fund
Tidal Investments LLC Sponsor	0.90% of average net assets annually

Phillip Capital Inc., Futures Commission Merchant and Clearing Broker StoneX Financial Inc., Futures Commission Merchant and Clearing Broker

The Fund pays $5.00-$10.00 per Futures Contract half-turn exclusive of pass through fees for the exchange, NFA, execution fees, and platform and exchange data fees.

The Fund pays $10.00-$25.00 per Futures Contract half-turn exclusive of pass through fees for the exchange and NFA. Additionally, if the monthly commissions paid do not equal or exceed 20% return on the Maintenance Margin Requirement at 9.6% of Exchange Maintenance Margin, the Fund will pay a true up to meet that return at the end of each month.

Wilmington Trust, Trustee	$3,300 annually for the Trust

Asset-based fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. NAV is calculated by taking the current market value of the Fund’s total assets and subtracting any liabilities.

Other Non-Contractual Payments by the Fund

The Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.90% per annum of the daily NAV of the Fund. The Management Fee is paid in consideration of the Sponsor’s services related to the management of the Fund’s business and affairs, including the provision of commodity futures trading advisory services. Purchases of creation units with cash may cause the Fund to incur certain costs including brokerage commissions and redemptions of creation units with cash may result in the recognition of gains or losses that the Fund might not have incurred if it had made redemptions in-kind. The Fund pays all of its respective brokerage commissions, including applicable exchange fees, NFA fees and give-up fees, and other transaction related fees and expenses charged in connection with trading activities for the Fund’s investments in CFTC regulated investments. The Fund bears other transaction costs related to the FCM capital requirements on a monthly basis. The Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Administrator, Sub-Administrator, Custodians, Marketing Agent, Transfer Agent, licensors, accounting and audit fees and expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses. The Fund pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses.

Form of Shares

Registered Form

Shares are issued in registered form in accordance with the Trust Agreement. Global Fund Services has been appointed registrar and transfer agent for the purpose of transferring Shares in certificated form. Global Fund Services keeps a record of all Shareholders and holders of the Shares in certificated form in the registry (“Register”). The Sponsor recognizes transfers of Shares in certificated form only if done in accordance with the Trust Agreement. The beneficial interests in such Shares are held in book-entry form through purchasers and/or accountholders in DTC.

Book Entry

Individual certificates are not issued for the Shares. Instead, Shares are represented by one or more global certificates, which are deposited by the Sub-Administrator with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the Shares outstanding at any time. Shareholders are limited to (1) purchasers in DTC such as banks, brokers, dealers and trust companies, (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC purchaser, and (3) those who hold interests in the Shares through DTC purchasers or Indirect purchasers, in each case who satisfy the requirements for transfers of Shares. DTC purchasers acting on behalf of investors holding Shares through such purchasers’ accounts in DTC will follow the delivery practice applicable to securities eligible for DTC’s Same Day Funds Settlement System. Shares are credited to DTC purchasers’ securities accounts following confirmation of receipt of payment.

DTC

DTC is a limited purpose trust company organized under the laws of the State of New York and is a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the Exchange Act. DTC holds securities for DTC purchasers and facilitates the clearance and settlement of transactions between DTC purchasers through electronic book-entry changes in accounts of DTC purchasers.

Transfer of Shares

The Shares are only transferable through the book-entry system of DTC. Shareholders who are not DTC purchasers may transfer their Shares through DTC by instructing the DTC purchaser holding their Shares (or by instructing the Indirect purchaser or other entity through which their Shares are held) to transfer the Shares. Transfers are made in accordance with standard securities industry practice.

Transfers of interests in Shares with DTC are made in accordance with the usual rules and operating procedures of DTC and the nature of the transfer. DTC has established procedures to facilitate transfers among the Purchasers and/or accountholders of DTC. Because DTC can only act on behalf of DTC Purchasers, who in turn act on behalf of Indirect Purchasers, the ability of a person or entity having an interest in a global certificate to pledge such interest to persons or entities that do not participate in DTC, or otherwise take actions in respect of such interest, may be affected by the lack of a certificate or other definitive document representing such interest.

DTC has advised us that it will take any action permitted to be taken by a Shareholder (including, without limitation, the presentation of a global certificate for exchange) only at the direction of one or more DTC purchasers in whose account with DTC interests in global certificates are credited and only in respect of such portion of the aggregate principal amount of the global certificate as to which such DTC purchaser or purchasers has or have given such direction.

Inter-Series Limitation on Liability

Because the Trust was established as a Delaware statutory trust, the Fund and each other series that may be established under the Trust in the future will be operated so that it will be liable only for obligations attributable to such series and will not be liable for obligations of any other series or affected by losses of any other series. If any creditor or Shareholder of any particular series (such as the Fund) asserts against the series a valid claim with respect to its indebtedness or Shares, the creditor or Shareholder will only be able to obtain recovery from the assets of that series and not from the assets of any other series or the Trust generally. The assets of the Fund and any other series will include only those funds and other assets that are paid to, held by or distributed to the series on account of and for the benefit of that series, including, without limitation, amounts delivered to the Trust for the purchase of Shares in a series. This limitation on liability is referred to as the Inter-Series Limitation on Liability. The Inter-Series Limitation on Liability is expressly provided for under the Delaware Statutory Trust Act, which provides that if certain conditions (as set forth in Section 3804(a)) are met, then the debts of any particular series will be enforceable only against the assets of such series and not against the assets of any other series or the Trust generally. In furtherance of the Inter-Series Limitation on Liability, every party providing services to the Trust, the Fund or the Sponsor on behalf of the Trust or the Fund, will acknowledge and consent in writing to the Inter-Series Limitation on Liability with respect to such party’s claims.

The existence of a Trustee should not be taken as an indication of any additional level of management or supervision over the Fund. Consistent with Delaware law, the Trustee acts in an entirely passive role, delegating all authority for the management and operation of the Fund and the Trust to the Sponsor. The Trustee does not provide custodial services with respect to the assets of the Fund.

Plan of Distribution

Buying and Selling Shares

Most investors buy and sell Shares of the Fund in secondary market transactions through brokers. Shares trade on NYSE Arca under the ticker symbol “DEFI.” Shares are bought and sold throughout the trading day like other publicly traded securities. When buying or selling Shares through a broker, most investors incur customary brokerage commissions and charges. Investors are encouraged to review the terms of their brokerage account for details on applicable charges and, as discussed below under “U.S. Federal Income Tax Considerations,” any provisions authorizing the broker to borrow Shares held on your behalf.

Marketing Agent and Authorized Purchasers

The offering of the Fund’s Shares is a best efforts offering. The Fund continuously offers Creation Baskets consisting of 10,000 Shares at their NAV through the Marketing Agent to Authorized Purchasers. The Fund’s Merger with the Predecessor Fund closed on January 3, 2024. The share price used for the delivery of shares of the Predecessor Fund was the net asset value per share of the Predecessor Fund determined after the close of business of NYSE Arca on January 2, 2024. Consequently, the Merger resulted in a one for one exchange of shares between the Predecessor Fund and the Fund. Prior to the Merger, the Fund had no operations, received $100 in cash from the Sponsor for four Shares to complete the pre-operational formation of the Fund and had no liabilities. All Authorized Purchasers pay a $300 fee for each Creation Basket order.

The following entities have entered into Authorized Purchaser Agreements with respect to the Fund: Jane Street Capital, LLC, Mirae Asset Financial Group and Virtu Americas LLC.

Because new Shares can be created and issued on an ongoing basis, at any point during the life of the Fund, a “distribution,” as such term is used in the 1933 Act, will be occurring. Authorized Purchasers, other broker-dealers and other persons are cautioned that some of their activities may result in their being deemed purchasers in a distribution in a manner that would render them statutory underwriters and subject them to the prospectus delivery and liability provisions of the 1933 Act. For example, an Authorized Purchaser, other broker-dealer firm or its client will be deemed a statutory underwriter if it purchases a basket from the Fund, breaks the basket down into the constituent Shares and sells the Shares to its customers; or if it chooses to couple the creation of a supply of new Shares with an active selling effort involving solicitation of secondary market demand for the Shares. In contrast, Authorized Purchasers may engage in secondary market or other transactions in Shares that would not be deemed “underwriting.” For example, an Authorized Purchaser may act in the capacity of a broker or dealer with respect to Shares that were previously distributed by other Authorized Purchasers. A determination of whether a particular market purchaser is an underwriter must take into account all the facts and circumstances pertaining to the activities of the broker-dealer or its client in the particular case, and the examples mentioned above should not be considered a complete description of all the activities that would lead to designation as an underwriter and subject them to the prospectus delivery and liability provisions of the 1933 Act.

Dealers who are neither Authorized Purchasers nor “underwriters” but are nonetheless participating in a distribution (as contrasted to ordinary secondary trading transactions), and thus dealing with Shares that are part of an “unsold allotment” within the meaning of Section 4(a)(3)(C) of the 1933 Act, would be unable to take advantage of the prospectus delivery exemption provided by Section 4(a)(3) of the 1933 Act.

Investors are cautioned that they might not be able to buy or sell Shares of the Fund through their current brokerages. Moreover, even if an investor were able to purchase Shares through their current brokerage, that brokerage might decide to stop trading in bitcoin-linked securities and the investor would potentially face restrictions on when and or how they could trade their existing bitcoin position.

The Sponsor expects that any broker-dealers selling Shares will be members of FINRA. Investors intending to create or redeem baskets through Authorized Purchasers in transactions not involving a broker-dealer registered in such investor’s state of domicile or residence should consult their legal advisor regarding applicable broker-dealer regulatory requirements under the state securities laws prior to such creation or redemption.

While the Authorized Purchasers may be indemnified by the Sponsor, they will not be entitled to receive a discount or commission from the Trust or the Sponsor for their purchases of Creation Baskets.

Calculating NAV

The Fund’s NAV per Share is calculated by:

● taking the current market value of its total assets, including but not limited to Bitcoin Futures Contracts, spot bitcoin and cash, pursuant to policies established from time to time by the Sponsor or otherwise described herein, and

● subtracting any liabilities and dividing the balance by the number of Shares.

Global Fund Services, in its capacity as the Sub-Administrator, calculates the NAV of the Fund once each trading day. It calculates the NAV as of the earlier of the close of regular trading on NYSE Arca or 4:00 p.m. (ET). The NAV for a particular trading day is released after 4:15 p.m. (ET).

Valuation of Bitcoin Futures Contracts

In determining the value of Bitcoin Futures Contracts, the Sub-Administrator uses the settlement price for the Benchmark Component Futures Contracts, as reported on the CME. CME Group staff determines the daily settlements for the Benchmark Component Futures Contracts based on trading activity on CME Globex exchange between 14:59:00 and 15:00:00 Central Time (CT), the settlement period, except that the “fair value” of Bitcoin Futures Contracts (as described in more detail below) may be used when Bitcoin Futures Contracts close at their price fluctuation limit for the day. The Sub-Administrator determines the value of all other Fund investments as of the earlier of the close of NYSE Arca or 4:00 p.m. (ET), in accordance with the current Services Agreement between the Administrator, Sub-Administrator and the Trust. NAV includes any unrealized profit or loss on open bitcoin interests and any other credit or debit accruing to the Fund but unpaid or not received by the Fund.

The fair value of Bitcoin Futures Contracts is determined by the Sponsor in good faith and in a manner that assesses the Bitcoin Futures Contracts' value based on a consideration of all available facts and all available information on the valuation date. When a Bitcoin Futures Contract has closed at its daily price fluctuation limit, that limit price published by the CME will be used by the Sponsor as the fair value of the Bitcoin Futures Contracts held by the Fund for NAV calculation purposes. The Fund will use the published settlement price to price its Shares on that day. If the CME halted trading in Bitcoin Futures Contracts for other reasons, including if trading were halted for an entire trading day or several trading days, the Fund would fair value it's Bitcoin Futures Contracts by using the most recent settlement price published by the CME.

The Futures-Based Spot Price for bitcoin

Unless otherwise determined by the Sponsor in its sole discretion, the value of spot bitcoin held by the Fund is determined by the Administrator in good faith based on a methodology that is entirely derived from the settlement prices of Bitcoin Futures Contracts on the CME. An example of how the value of spot bitcoin held by the Fund is calculated is included further below.

For the calculation of the Fund’s NAV, the value of the bitcoin held by the Fund will be determined using a “Futures-Based Spot Price” (or “FBSP”) methodology. This methodology has been chosen by the Sponsor specifically to calculate the Fund’s NAV, isolating it from data from unregulated bitcoin exchanges. The FBSP will be utilized not only for valuing the Fund’s bitcoin for NAV calculation but also for determining the amounts required for the Creation Basket Deposit and for the redemption distribution amounts. It is important to distinguish this methodology from that of the Fund’s performance benchmark, the NQBTCS (the Benchmark). The Benchmark, as selected by the Sponsor, is used exclusively for performance benchmarking purposes in relation to the Fund’s investment objective, and, unless otherwise determined by the Sponsor, does not influence the NAV calculation or the determination of the Creation Basket Deposit and redemption distributions.

The methodology to derive the settlement prices of Bitcoin Futures Contracts on the CME involves a calculation that is a function of both the length of time (the tenor) until each Bitcoin Futures Contract is due for settlement, and the final settlement price for each contract on that day. The calculation is based on estimating a simple quadratic function to fit the prices across the different tenors and extrapolate this curve to zero days tenor. This approach is designed to give more importance to contracts that are due for settlement in the near term, considering that the prices of these near-term contracts are more reliable indicators of the current spot price of Bitcoin and are also more heavily traded. A formal mathematical description of the calculation is the following:

Defining fj,t, as the closing price of the Bitcoin Future Contract with tenor period j (measured in calendar days) at date t. and Jt a column vector of all the tenors traded at datet (except those on their last trading day), so F = {fj,t}j∈/t column a vector of all the settlement prices of Bitcoin Futures traded at date t (except those on their Past last trading day). Also defining X = [1, Jt, Jt2] a regressors matrix containing ones in its first column, tenor in the second and squared tenors in the third, and W = diag(Jt-2) as a square weighting matrix with inverse squared tenors on its diagonal. The estimated parameters are given by

β = L • F

where, L = (Xt • W • X)-1 • Xt • W

 The estimated value for the spot price is the first element of β, associated with the first column (intercept). This is the value of the fitted curve when the tenor is zero.

The calculation produces a set of weighting factors, with each factor indicating the contribution of the corresponding Bitcoin Futures Contract to the estimated current spot price of Bitcoin. These weighting factors are given by the first line of matrix L and they sum up to one (100%). These weights are calculated daily and are dependent solely on the number of calendar days until maturity of each active BTC Contract. The spot price for bitcoin derived from FBSP is, in turn, calculated by multiplying each price by its applicable weight and then summing all terms:

where Wi is the weight and SPi is the settlement price of each BTC Contract.

The Fund does not use data from bitcoin exchanges or from spot bitcoin trading activity.

By way of example, the table below shows how the weights of each hypothetical Bitcoin Futures Contract change over time as the first contract gets closer to maturity.

	First future tenor
Future	27 days	21 days	15 days	9 days	3 days
1st	130.81%	125.92%	120.39%	113.79%	105.33%
2nd	1.91%	-0.84%	-2.94%	-3.80%	-2.26%
3rd	-8.92%	-7.57%	-5.86%	-3.76%	-1.31%
4th	-9.19%	-7.05%	-4.89%	-2.78%	-0.83%
5th	-7.81%	-5.73%	-3.78%	-2.02%	-0.57%
6th	-6.26%	-4.47%	-2.86%	-1.47%	-0.39%
9th	-2.61%	-1.76%	-1.05%	-0.50%	-0.12%
12th	-0.29%	-0.14%	-0.04%	0.01%	0.01%
18th	2.35%	1.65%	1.04%	0.53%	0.14%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

The chart below visually illustrates the CME Bitcoin Futures Market’s forward curve and how the FBSP is determined for a specific date (October 9, 2023). Each black dot represents the settlement price of a specific CME Bitcoin Futures Contract. The blue line represents the calculated (fitted) forward curve. The black dots align closely with the fitted curve in blue, meaning that the curve accurately tracks the settlement prices of the BTC Contracts. The black square is a point on the curve corresponding to a zero-day maturity, representing the spot price for bitcoin for that date.

The table below exemplifies how the value of spot bitcoin held by the Fund is calculated using the weights and factors explained above for the same date:

FBSP on 10/09/2023
Input Data			Calculation
Future	Settlement Price (SP)	Tenor (calendar days)	Futures Weights (W)	Weighted Price (W x SP)
Fut Oct 23	$27,735.00	19	122.10%		$33,864.44
Fut Nov 23	$27,925.00	47	-0.70%	-$	195.48
Fut Dec 23	$28,115.00	82	-6.70%	-$	1,883.71
Fut Jan 24	$28,275.00	110	-5.90%	-$	1,668.23
Fut Feb 24	$28,445.00	138	-4.90%	-$	1,393.81
Fut Mar 24	$28,650.00	173	-3.70%	-$	1,060.05
Fut Jun 24	$29,205.00	264	-1.50%	-$	438.08
Fut Sep 24	$29,755.00	355	-0.30%	-$	89.27
Fut Dec 24	$30,305.00	446	0.50%		$151.53
Fut Mar 25	$30,860.00	537	1.10%		$339.46

FBSP:	27,626.82
NQBTCS	27,619.94
Divergence (%)	0.02%

The valuation policies of the Fund address potential for a blockchain for a crypto asset to diverge into different paths and airdrops. In the event of a fork in the Bitcoin Network, for example, the Fund will adhere to the decision made by the CME regarding which of the resulting networks will be considered as bitcoin. In other words, the network considered as bitcoin by the Fund will align with the one recognized in the context of CME Bitcoin Futures. In the occurrence of a fork, airdrop or similar event, the Sponsor will cause the Fund to irrevocably abandon the Incidental Rights and any IR Virtual Currency associated with such event and the only crypto asset to be held by the Fund will be bitcoin.

The Sponsor may determine that the FBSP calculation should not be used to value the Fund in exceptional circumstances when: (1) Bitcoin Futures Contracts settlement prices are not readily available; or (2) when a settlement price is not available for the first and second-to-expire Bitcoin Futures Contracts for the day; or (3) settlement price data is not published for at least three Bitcoin Future Contracts expirations.

The Sponsor does not anticipate that the need to rely on an alternative pricing source for bitcoin to be a common occurrence. If, for whatever unexpected reasons, this price could not be calculated by the current methodology, the Fund’s bitcoin holdings will be priced using the NQBTCS. In the event both the FBSP and the NQBTCS are unavailable, the Sponsor will fair value the Fund’s bitcoin based on the most recent data available for Bitcoin Futures Contracts on the CME, by calculating the present value of the most traded Bitcoin Futures Contract for the day based on its settlement price or last traded price in case the first is not available, using the formula: Contract Price / (1 + Days to Expiration/365 x Interest Rate). If there is no Bitcoin Futures Contracts activity for the day, the fair value will be the last available FBSP price. This fair value of bitcoin may not reflect its market value or the amount that the Fund might reasonably expect to receive for the bitcoin upon its current sale.

Indicative Fund Value

In addition, in order to provide updated information relating to the Fund for use by investors and market professionals, ICE Data Indices, LLC calculates and disseminates throughout the trading day an updated “indicative fund value.” The indicative fund value is calculated by using the prior day’s closing NAV per Share of the Fund as a base and updating that value throughout the trading day to reflect changes in the value of the Fund’s bitcoin interests during the trading day. Changes in the value of cash equivalents are not included in the calculation of indicative value. For this and other reasons, the indicative fund value disseminated during NYSE Arca trading hours should not be viewed as an actual real time update of the NAV. NAV is calculated only once at the end of each trading day.

The indicative fund value is disseminated on a per Share basis every 15 seconds during regular NYSE Arca trading hours of 9:30 a.m. (ET) to 4:00 p.m. (ET). The trading hours for the CME are from 6:00 p.m. (ET) on Sunday to 5:00 p.m. (ET) on Friday, with one hour maintenance breaks Monday through Thursday between 5:00 p.m. and 6:00 p.m. (ET).

ICE Data Indices, LLC disseminates the indicative fund value through the facilities of CTA/CQ High Speed Lines. In addition, the indicative fund value is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the indicative fund value provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of Fund Shares on NYSE Arca. Investors and market professionals are able throughout the trading day to compare the market price of the Fund and the indicative fund value. If the market price of Fund Shares diverges significantly from the indicative fund value, market professionals may have an incentive to execute arbitrage trades. For example, if the Fund appears to be trading at a discount compared to the indicative fund value, a market professional could buy Fund Shares on NYSE Arca, aggregate them into Redemption Baskets, and receive the NAV of such Shares by redeeming them to the Trust provided that there is not a minimum number of Shares outstanding for the Fund. Such arbitrage trades can tighten the tracking between the market price of the Fund and the indicative fund value.

Creation and Redemption of Shares

The Fund creates and redeems Shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. To the extent creations and redemptions involve the exchange of cash and cash equivalents, the Fund may incur certain costs including brokerage costs or recognize gains or losses that it might not have incurred if the transaction were made in-kind. Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be (1) either registered broker-dealers or other securities market purchasers, such as banks and other financial institutions, which are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC purchasers. To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with the Sponsor. The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the cash and cash equivalents required for such creations and redemptions. The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by the Sponsor, without the consent of any Shareholder, and the related procedures may generally be amended by the Sponsor without the consent of the Authorized Purchaser. Authorized Purchasers pay a transaction fee of $300 to the Custodian for each creation order they place and a fee of $300 per order for redemptions, which is a nominal fee. Authorized Purchasers who make deposits with the Fund in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person will have any obligation or responsibility to the Trust or the Sponsor to effect any sale or resale of Shares.

Certain Authorized Purchasers are expected to be capable of participating directly in the physical bitcoin and the bitcoin interest markets. Some Authorized Purchasers or their affiliates may from time to time buy or sell bitcoin or bitcoin interests and may profit in these instances.

Each Authorized Purchaser will be required to be registered as a broker-dealer under the Exchange Act and a member in good standing with FINRA or be exempt from being or otherwise not required to be registered as a broker-dealer or a member of FINRA, and will be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Purchasers may also be regulated under federal and state banking laws and regulations. Each Authorized Purchaser has its own set of rules and procedures, internal controls and information barriers it deems appropriate in light of its own regulatory regime.

Under the Authorized Purchaser Agreement, the Sponsor has agreed to indemnify the Authorized Purchasers against certain liabilities, including liabilities under the 1933 Act, and to contribute to the payments the Authorized Purchasers may be required to make in respect of those liabilities.

The following description of the procedures for the creation and redemption of baskets is only a summary and an investor should refer to the relevant provisions of the Trust Agreement and the form of Authorized Purchaser Agreement for more detail, each of which has been incorporated by reference as an exhibit to Annual Report.

Creation Procedures

On any business day, an Authorized Purchaser may place an order with Global Fund Services in its capacity as the transfer agent to create one or more baskets. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of NYSE Arca or the CME is closed for regular trading. Purchase orders must be placed by 3:00 p.m. (ET) or the close of regular trading on NYSE Arca, whichever is earlier. The day on which the Marketing Agent receives a valid purchase order is referred to as the purchase order date.

By placing a purchase order, an Authorized Purchaser agrees to deposit cash and/or cash equivalents with the Fund, as described below. Prior to the delivery of baskets for a purchase order, the Authorized Purchaser must also have wired to the Sponsor the non-refundable transaction fee due for the purchase order. Authorized Purchasers may not withdraw a purchase order without the prior consent of the Sponsor in its discretion.

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of cash and/or cash equivalents that is in the same proportion to the total assets of the Fund (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of Shares to be created under the purchase order is in proportion to the total number of Shares outstanding on the purchase order date. The Sponsor determines, directly in its sole discretion or in consultation with the Custodian and the Sub-Administrator, the requirements for cash and/or cash equivalents, including the remaining maturities of the cash equivalents, which may be included in deposits to create baskets. If cash equivalents are to be included in a Creation Basket Deposit for orders placed on a given business day, the Sub-Administrator will publish an estimate of the Creation Basket Deposit requirements at the beginning of such day.

Delivery of Required Deposits

An Authorized Purchaser who places a purchase order is responsible for transferring to the Fund’s account with the Custodian the required amount of cash and cash equivalents by the end of the next business day following the purchase order date or by the end of such later business day, not to exceed three business days after the purchase order date, as agreed to between the Authorized Purchaser and the Custodian when the purchase order is placed (the “Purchase Settlement Date”). Upon receipt of the deposit amount, the Custodian directs DTC to credit the number of baskets ordered to the Authorized Purchaser’s DTC account on the Purchase Settlement Date.

Because orders to purchase baskets must be placed by 3:00 p.m. (ET), but the total payment required to create a basket during the continuous offering period will not be determined until 4:00 p.m. (ET), on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. The Fund’s NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of Purchase Orders

The Sponsor acting by itself or through the Marketing Agent or transfer agent may reject a purchase order or a Creation Basket Deposit if:

●	it determines that, due to position limits or otherwise, investment alternatives that will enable the Fund to meet its investment objective are not available or practicable at that time;

●	it determines that the purchase order or the Creation Basket Deposit is not in proper form;

●	it believes that acceptance of the purchase order or the Creation Basket Deposit would have adverse tax consequences to the Fund or its Shareholders;

●	the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to the Sponsor, be unlawful;

●	circumstances outside the control of the Sponsor, Marketing Agent or transfer agent make it, for all practical purposes, not feasible to process creations of baskets;

●	there is a possibility that any or all of the Benchmark Component Futures Contracts of the Fund on the CME from which the NAV of the Fund is calculated will be priced at a dynamic price limit restriction; or

●	if, in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of the Fund or its Shareholders.

None of the Sponsor, Marketing Agent or transfer agent will be liable for the rejection of any purchase order or Creation Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Purchaser can redeem one or more baskets mirror the procedures for the creation of baskets. On any business day, an Authorized Purchaser may place an order with the transfer agent to redeem one or more baskets. Redemption orders must be placed by 3:00 p.m. (ET) or the close of regular trading on the NYSE Arca, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form by the Marketing Agent. The redemption procedures allow Authorized Purchasers to redeem baskets and do not entitle an individual Shareholder to redeem any Shares in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Purchaser. By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to the Fund by the end of the next business day following the effective date of the redemption order or by the end of such later business day. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to the Sponsor’s account at the Custodian the non-refundable transaction fee due for the redemption order. An Authorized Purchaser may not withdraw a redemption order without the prior consent of the Sponsor in its discretion.

Determination of Redemption Distribution

The redemption distribution from the Fund consists of a transfer to the redeeming Authorized Purchaser of an amount of cash and/or cash equivalents that is in the same proportion to the total assets of the Fund (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of Shares to be redeemed under the redemption order is in proportion to the total number of Shares outstanding on the date the order is received. The Sponsor, directly or in consultation with the Custodian and the Sub-Administrator, determines the requirements for cash and/or cash equivalents, including the remaining maturities of the cash equivalents and cash, which may be included in distributions to redeem baskets. If cash equivalents are to be included in a redemption distribution for orders placed on a given business day, the Custodian and Sub-Administrator will publish an estimate of the redemption distribution composition as of the beginning of such day.

Delivery of Redemption Distribution

The redemption distribution due from a Fund will be delivered to the Authorized Purchaser on the Redemption Settlement Date if the Fund’s DTC account has been credited with the baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the baskets to be redeemed by the end of such date, the redemption distribution will be delivered to the extent of whole baskets received. Any remainder of the redemption distribution will be delivered on the next business day after the Redemption Settlement Date to the extent of remaining whole baskets received. Pursuant to information from the Sponsor, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to the Fund’s DTC account by noon (ET) on the Redemption Settlement Date if the Authorized Purchaser has collateralized its obligation to deliver the baskets through DTC’s book-entry system on such terms as the Sponsor may from time to time determine.

Suspension or Rejection of Redemption Orders

The Sponsor may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which NYSE Arca or CME is closed other than customary weekend or holiday closings, or trading on NYSE Arca or CME is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of cash equivalents is not reasonably practicable, (3) for such other period as the Sponsor determines to be necessary for the protection of the Shareholders, (4) if there is a possibility that any or all of the Benchmark Component Futures Contracts of the Fund on the CME from which the NAV of the Fund is calculated will be priced at a daily price limit restriction, or (5) if, in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of the Fund or its Shareholders. For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of the Fund’s assets at an appropriate value to fund a redemption. If the Sponsor has difficulty liquidating the Fund’s positions, e.g., because of a market disruption event in the futures markets, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of the Sponsor, the Marketing Agent or the transfer agent will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Redemption orders must be made in whole baskets. The Sponsor will reject a redemption order if the order is not in proper form as described in the Authorized Purchaser Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. The Sponsor may also reject a redemption order if the number of Shares being redeemed would reduce the remaining outstanding Shares below 50,000 Shares (i.e., five baskets of 10,000 Shares each) or less, unless the Sponsor has reason to believe that the placer of the redemption order does in fact possess all the outstanding Shares of the Fund and can deliver them.

Creation and Redemption Transaction Fees

To compensate for expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee of $300 per order to the Custodian. The transaction fees may be reduced, increased or otherwise changed by the Sponsor.

Tax Responsibility

Authorized Purchasers are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Purchaser, and agree to indemnify the Sponsor and the Fund if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

Secondary Market Transactions

As noted, the Fund will create and redeem Shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to the Fund or the distribution by the Fund of the amount of cash and cash equivalents equal to the total NAV of the number of Shares included in the baskets being created or redeemed determined on the day the order to create or redeem baskets is properly received.

As discussed above, Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be registered broker-dealers or other securities market purchasers, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Purchaser is under no obligation to create or redeem baskets, and an Authorized Purchaser is under no obligation to offer to the public Shares of any baskets it does create. Authorized Purchasers that do offer to the public Shares from the baskets they create will do so at per Share offering prices that are expected to reflect, among other factors, the trading price of the Shares on NYSE Arca, the NAV of the Shares at the time the Authorized Purchaser purchased the Creation Baskets, the NAV of the Shares at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the bitcoin interest markets. The prices of Shares offered by Authorized Purchasers are expected to fall between the Fund’s NAV and the trading price of the Shares on NYSE Arca at the time of sale. Shares initially comprising the same basket but offered by Authorized Purchasers to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Purchaser on behalf of multiple clients. Shares are expected to trade in the secondary market on NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by various factors, including the number of investors who seek to purchase or sell Shares in the secondary market and the liquidity of the bitcoin interest markets. While the Shares trade on NYSE Arca until 4:00 p.m. (ET), liquidity in the markets for bitcoin interests may be reduced after the close of the CME. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

Use of Proceeds

The Sponsor causes the Fund to transfer the proceeds of the sale of Creation Baskets to the Custodian or another financial institution for use in trading activities and/or investment in bitcoin and Bitcoin Futures Contracts and cash and cash equivalents. The Sponsor invests the Fund’s assets in bitcoin and Bitcoin Futures Contracts and cash and cash equivalents.

In connection with acceptance of a Creation Order, the Sponsor, on behalf of the Fund, purchases Bitcoin Futures Contracts in an amount equivalent to the Creation Basket Deposit (which is already net of estimated accrued but unpaid fees, expenses and other liabilities) and, subsequently, may engage in an EFP transaction to exchange this futures position for spot bitcoin, pursuant to the Fund’s investment strategy. The Fund’s policy is to invest cash received from Creation Orders to acquire the largest quantity of whole BTC Contracts that can be then converted into bitcoin through EFP transactions. Such bitcoin positions, which are normally expected to be 95% of the Fund’s net asset value, are held by the Bitcoin Custodian on behalf of the Fund. To the extent cash balances remain in the Fund after the acquisition of BTC Contracts, the Fund’s policy is then use available cash from Creation Orders to acquire the largest quantity of whole MBT Contracts. All Bitcoin Futures Contracts will be held by the Fund’s FCMs. The Fund’s policy is to maintain cash for margin requirements of Bitcoin Futures Contracts, as discussed below, and any remaining cash after acquisition of MBT Contracts to be invested in cash equivalents. Margin accounts will be maintained by the Fund’s FCMs. Any remaining Fund cash and cash equivalents will be maintained by the Cash Custodian on behalf of the Fund.

Conversely, in connection with a Redemption Order, the Sponsor, on behalf of the Fund, may engage in an EFP Transaction to exchange its spot bitcoin position for a long futures position and, subsequently sell Bitcoin Futures Contracts in an amount equivalent to the redemption distribution. The Fund’s policy is to convert through EFP transactions the smallest quantity of bitcoin to BTC Contracts that then will be sold for cash so that, when aggregated with the Fund’s liquidation proceeds from any MBT Contract and cash equivalent disposition and any other cash held by the Fund, the BTC Contract sale proceeds will be equal to the settlement payment for a Redemption Order; provided that bitcoin will constitute at least 95% of the Fund’s net asset value. The Fund’s policy in connection with redemptions is to first liquidate cash equivalents and then liquidate the Fund’s Bitcoin Futures Contracts.

In general, the Fund expects that it will be required to post approximately 32% of the previous day settlement price of a Bitcoin Futures Contracts as initial margin. Ongoing margin and collateral payments will generally be required for exchange-traded bitcoin interests based on changes in the value of the bitcoin interests. In light of the differing requirements for initial payments under exchange-traded bitcoin interests and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of the Fund’s assets will be posted as margin or collateral at any given time. Cash and cash equivalents held by the Fund constitute reserves that are available to meet ongoing margin and collateral requirements or pay current obligations of the Fund. All interest or other income is used for the Fund’s benefit.

An FCM, counterparty, government agency or exchange could increase margin or collateral requirements applicable to the Fund to hold trading positions at any time. Moreover, margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held.

The approximate 1-3% of the Fund’s assets held by the FCM are held in segregation pursuant to the CEA and CFTC regulations.

The APs with which the Sponsor will engage in EFP transactions are unaffiliated third-parties that must be approved by the Sponsor and all transactions will be done on an arms-length basis, at commercially reasonable price and terms, pursuant specific rules of the CME and CFTC guidance. For a discussion of EFP transactions see “Purchases and Sales of Spot Bitcoin” on page 53. The Sponsor seeks to diversify its pool of APs to achieve best execution and has identified at least seven APs that are available to support EFP transactions for the Fund. An non-exhaustive list of firms that have provided permission to CME to be listed as liquidity providers in the context of block trades and EFP transactions on bitcoin on the CME market is available at https://www.cmegroup.com/trading/bitcoin-brokers-and-block-liquidity-providers.html. As of the date hereof, Cumberland DRW LLC, Flow Traders B.V., JSCT, LLC, XBTO International Ltd, DV Chain, LLC, GSR Markets Ltd., B2C2 USA, Inc. and Nonco LLC have been approved as APs. Jane Street Capital, LLC, one of the Authorized Purchasers, is an affiliate of JSCT, LLC, one of the APs. Current or future APs may be affiliates or, or have material relationships with, the Fund’s current or future Authorized Purchasers.

The Sponsor believes that both the spot bitcoin and the CME Bitcoin Futures Market are sufficiently liquidity to support EFP transactions in the context of the Fund’s investment strategy and continuously monitor market conditions to ensure that transactions align with the Fund’s investment objectives. However, there is a risk that the Fund won’t be able to negotiate transactions in sufficient quantities to follow its investment strategy. The Sponsor may choose to limit the size of EFP transactions or avoid transacting at all when it deems so doing to be in the best interest of Shareholders. It may choose to do so when it believes the market is too volatile to execute a bitcoin transaction, when it believes the price of bitcoin is being inconsistently, irregularly, or discontinuously published from bitcoin trading venues and other data sources, or when it believes other similar circumstances may create a scenario in which executing an EFP transaction would not be in the best interests of the Shareholders. In those cases, the Fund may end up being under or over exposed to bitcoin in relation to its intended investment strategy.

The Trust Agreement

The following paragraphs are a summary of certain provisions of the Trust Agreement. The following discussion is qualified in its entirety by reference to the Trust Agreement.

Authority of the Sponsor

The Sponsor is generally authorized to perform all acts deemed necessary to carry out the purposes of the Trust and to conduct the business of the Trust. The Trust and the Fund will continue to exist until terminated in accordance with the Trust Agreement.

The Sponsor’s Obligations

In addition to the duties imposed by the Delaware Trust Statute, under the Trust Agreement the Sponsor has obligations as a Sponsor of the Trust, which include, among others, responsibility for certain organizational and operational requirements of the Trust, as well as fiduciary responsibility for the safekeeping and use of the Trust’s assets, whether or not in the Sponsor’s immediate possession or control.

To the extent that, at law (common or statutory) or in equity, the Sponsor has duties (including fiduciary duties) and liabilities relating thereto to the Trust, the Fund, the Shareholders or to any other person, the Sponsor will not be liable to the Trust, the Fund, the Shareholders or to any other person for its good faith reliance on the provisions of the Trust Agreement unless such reliance constitutes gross negligence or willful misconduct on the part of the Sponsor. The provisions of the Trust Agreement, to the extent they restrict or eliminate the duties and liabilities of the Sponsor otherwise existing at law or in equity, replace such other duties and liabilities of the Sponsor.

Liability and Indemnification

Under the Trust Agreement, the Sponsor, the Trustee and their respective Affiliates (collectively, “Covered Persons”) shall have no liability to the Trust, the Fund, or to any Shareholder for any loss suffered by the Trust or the Fund which arises out of any action or inaction of such Covered Person if such Covered Person, in good faith, determined that such course of conduct was in the best interest of the Trust or the Fund and such course of conduct did not constitute gross negligence or willful misconduct of such Covered Person. Subject to the foregoing, neither the Sponsor nor any other Covered Person shall be personally liable for the return or repayment of all or any portion of the capital or profits of any Shareholder or assignee thereof, it being expressly agreed that any such return of capital or profits made pursuant to the Trust Agreement shall be made solely from the assets of the Fund without any rights of contribution from the Sponsor or any other Covered Person. A Covered Person shall not be liable for the conduct or willful misconduct of any administrator or other delegate selected by the Sponsor with reasonable care, provided, however, that the Trustee and its Affiliates shall not, under any circumstances be liable for the conduct or willful misconduct of any administrator or other delegate or any other person selected by the Sponsor to provide services to the Trust.

The Trust Agreement also provides that the Sponsor shall be indemnified by the Trust (or by a series separately to the extent the matter in question relates to a single series or disproportionately affects a specific series in relation to other series) against any losses, judgments, liabilities, expenses (excluding any taxes on the compensation received for services as Sponsor or on indemnity payments received), and amounts paid in settlement of any claims sustained by it in connection with its activities for the Trust, provided that (i) the Sponsor was acting on behalf of or performing services for the Trust and has determined, in good faith, that such course of conduct was in the best interests of the Trust and such liability or loss was not the result of gross negligence, willful misconduct, or a breach of the Trust Agreement on the part of the Sponsor and (ii) any such indemnification will only be recoverable from the assets of the applicable series. The Sponsor’s rights to indemnification permitted under the Trust Agreement shall not be affected by the dissolution or other cessation to exist of the Sponsor, or the withdrawal, adjudication of bankruptcy or insolvency of the Sponsor, or the filing of a voluntary or involuntary petition in bankruptcy under Title 11 of the Bankruptcy Code by or against the Sponsor.

Notwithstanding the above, the Sponsor shall not be indemnified for any losses, liabilities or expenses arising from or out of an alleged violation of U.S. federal or state securities laws unless (i) there has been a successful adjudication on the merits of each count involving alleged securities law violations as to the particular indemnitee and the court approves the indemnification of such expenses (including, without limitation, litigation costs), (ii) such claims have been dismissed with prejudice on the merits by a court of competent jurisdiction as to the particular indemnitee and the court approves the indemnification of such expenses (including, without limitation, litigation costs), or (iii) a court of competent jurisdiction approves a settlement of the claims against a particular indemnitee and finds that indemnification of the settlement and related costs should be made.

The payment of any indemnification shall be allocated, as appropriate, among the Trust’s series. The Trust and its series shall not incur the cost of that portion of any insurance which insures any party against any liability, the indemnification of which is prohibited under the Trust Agreement.

Expenses incurred in defending a threatened or pending action, suit or proceeding against the Sponsor shall be paid by the Trust in advance of the final disposition of such action, suit or proceeding, if (i) the legal action relates to the performance of duties or services by the Sponsor on behalf of the Trust; (ii) the legal action is initiated by a party other than the Trust; and (iii) the Sponsor undertakes to repay the advanced funds with interest to the Trust in cases in which it is not entitled to indemnification.

The Trust Agreement provides that the Sponsor and the Trust shall indemnify the Trustee and its successors, assigns, legal representatives, officers, directors, Shareholders, employees, agents and servants (the “Trustee Indemnified Parties”) against any liabilities, obligations, losses, damages, penalties, taxes (excluding any taxes on the compensation received for services as Trustee or on indemnity payments received), claims, actions, suits, costs, expenses or disbursements which may be imposed on a Trustee Indemnified Party relating to or arising out of the formation, operation or termination of the Trust, the execution, delivery and performance of any other agreements to which the Trust is a party, or the action or inaction of the Trustee under the Trust Agreement or any other agreement, except for expenses resulting from the gross negligence or willful misconduct of a Trustee Indemnified Party. Further, certain officers of the Sponsor are insured against liability for certain errors or omissions which an officer may incur or that may arise out of his or her capacity as such.

In the event the Trust is made a party to any claim, dispute, demand or litigation or otherwise incurs any liability or expense as a result of or in connection with any Shareholder’s (or assignee’s) obligations or liabilities unrelated to the Trust business, such Shareholder (or assignees cumulatively) is required under the Trust Agreement to indemnify the Trust for all such liability and expense incurred, including attorneys’ and accountants’ fees.

Withdrawal of the Sponsor

The Sponsor may withdraw voluntarily as the Sponsor of the Trust only upon ninety (90) days’ prior written notice to the holders of the Trust’s outstanding Shares and the Trustee. If the withdrawing Sponsor is the last remaining Sponsor, Shareholders holding a majority (over 50%) of the outstanding Shares of the Fund, voting together as a single class (not including Shares acquired by the Sponsor through its initial capital contribution) may vote to elect a successor Sponsor. The successor Sponsor will continue the business of the Trust. Shareholders have no right to remove the Sponsor.

In the event of withdrawal, the Sponsor is entitled to a redemption of the Shares it acquired through its initial capital contribution to any of the series of the Trust at their NAV per Share. If the Sponsor withdraws and a successor Sponsor is named, the withdrawing Sponsor shall pay all expenses as a result of its withdrawal.

Meetings

Meetings of the Trust’s Shareholders may be called by the Sponsor and will be called by it upon the written request of Shareholders holding at least 25% of the outstanding Shares of the Trust or the Fund, as applicable (not including Shares acquired by the Sponsor through its initial capital contribution). The Sponsor shall deposit in the United States mail or electronically transmit written notice to all Shareholders of the Fund of the meeting and the purpose of the meeting, which shall be held on a date not less than 30 nor more than 60 days after the date of mailing of such notice, at a reasonable time and place. Where the meeting is called upon the written request of the Shareholders of the Fund, or any other Fund, as applicable, such written notice shall be mailed or transmitted not more than 45 days after such written request for a meeting was received by the Sponsor.

Voting Rights

Shareholders have no voting rights with respect to the Trust or the Fund except as expressly provided in the Trust Agreement. The Trust Agreement provides that Shareholders representing at least a majority (over 50%) of the outstanding Shares of the Fund together as a single class (excluding Shares acquired by the Sponsor in connection with its initial capital contribution to any Trust series) may vote to (i) continue the Trust by electing a successor Sponsor as described above, and (ii) approve amendments to the Trust Agreement that impair the right to surrender Redemption Baskets for redemption. (Trustee consent to any amendment to the Trust Agreement is required if the Trustee reasonably believes that such amendment adversely affects any of its rights, duties or liabilities.) In addition, Shareholders holding Shares representing seventy-five percent (75%) of the outstanding Shares of the Fund, voting together as a single class (excluding Shares acquired by the Sponsor in connection with its initial capital contribution to any Trust series) may vote to dissolve the Trust upon not less than ninety (90) days’ notice to the Sponsor.

Limited Liability of Shareholders

Shareholders shall be entitled to the same limitation of personal liability extended to stockholders of private corporations for profit organized under the general corporation law of Delaware, and no Shareholder shall be liable for claims against, or debts of the Trust or the Fund in excess of his Share of the Fund’s assets. The Trust or the Fund shall not make a claim against a Shareholder with respect to amounts distributed to such Shareholder or amounts received by such Shareholder upon redemption unless, under Delaware law, such Shareholder is liable to repay such amount.

The Trust or the Fund shall indemnify to the full extent permitted by law and the Trust Agreement each Shareholder (excluding the Sponsor to the extent of its ownership of any Shares acquired through its initial capital contribution) against any claims of liability asserted against such Shareholder solely because of its ownership of Shares (other than for taxes on income from Shares for which such Shareholder is liable).

The Trust Agreement provides that every written note, bond, contract, instrument, certificate or undertaking made or issued by or on behalf of the Fund shall give notice to the effect that the obligations of such instrument are not binding upon the Shareholders individually but are binding only upon the assets and property of the Fund.

The Sponsor Has Conflicts of Interest

There are present and potential future conflicts of interest in the Trust’s structure and operation you should consider before you purchase Shares. The Sponsor may use this notice of conflicts as a defense against any claim or other proceeding made.

The Sponsor’s principals, managers, officers, and employees, do not devote their time exclusively to the Fund. Notwithstanding obligations and expectations related to the management of the Sponsor, the Sponsor’s principals, officers, and employees may be trustees, directors, officers or employees of other entities, and may manage assets of other entities, including the other funds of the Trust, through the Sponsor or otherwise. As a result, the Sponsor’s principals, managers, officers, and employees could have a conflict between responsibilities to the Fund on the one hand and to those other entities on the other hand.

The Sponsor and its principals, officers, and employees may trade securities, futures and related contracts for their own accounts, creating the potential for preferential treatment of their own accounts. Shareholders will not be permitted to inspect the trading records of such persons, or any written policies of the Sponsor related to such trading. A conflict of interest may exist if their trades are in the same markets and at approximately the same times as the trades for the Fund. A potential conflict also may occur when the Sponsor’s principals, managers, officers, or employees trade their accounts more aggressively or take positions in their accounts that are opposite, or ahead of, the positions taken by the Fund.

The Sponsor has sole current authority to manage the investments and operations of the Fund, and this may allow it to act in a way that furthers its own interests which may create a conflict with Fund shareholders’ best interests, including the authority of the Sponsor to allocate expenses to and between the funds of the Trust. Shareholders have very limited voting rights with respect to the Fund, which will limit the ability to influence matters such as amendment of the Trust Agreement, change in the Fund’s basic investment policies, or dissolution of the Fund or the Trust.

The Sponsor serves as the Sponsor to the Fund and serves as the sponsor, or investment adviser, or investment sub-adviser, to investment companies and commodity pools other than the Fund. The Sponsor may have a conflict to the extent that its trading decisions for the Fund may be influenced by the effect they would have on the other investment companies or pools it manages. In addition, the Sponsor may be required to indemnify the officers, trustees, and directors of the other investment companies or pools, if the need for indemnification arises. This potential indemnification will cause the Sponsor’s assets to decrease. If the Sponsor’s other sources of income are not sufficient to compensate for the indemnification, it could cease operations, which could in turn result in Fund losses and/or termination of the Fund.

If the Sponsor acquires knowledge of a potential transaction or arrangement that may be an opportunity for the Fund, it shall have no duty to offer such opportunity to the Fund. The Sponsor will not be liable to the Fund or the Shareholders for breach of any fiduciary or other duty if the Sponsor pursues such opportunity or directs it to another person or does not communicate such opportunity to the Fund and is not required to share income or profits derived from such business ventures with the Fund.

The Sponsor might have a potential future conflict of interest if the Sponsor, a new sponsor, or sub-adviser were to register as a broker-dealer or become affiliated with a broker-dealer. In such case, the Sponsor, new sponsor, or sub-adviser, as the case may be, would develop and implement appropriate procedures designed to prevent the use and dissemination of material non-public information regarding the Fund’s holdings.

Resolution of Conflicts Procedures

The Trust Agreement provides that whenever a conflict of interest exists between the Sponsor or any of its Affiliates, on the one hand, and the Trust, any shareholder of a Trust series, or any other person, on the other hand, the Sponsor shall resolve such conflict of interest, take such action or provide such terms, considering in each case the relative interest of each party (including its own interest) to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interests, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. In the absence of bad faith by the Sponsor, the resolution, action or terms so made, taken or provided by the Sponsor shall not constitute a breach of the Trust Agreement or any other agreement contemplated therein or of any duty or obligation of the Sponsor at law or in equity or otherwise.

Ownership or Beneficial Interest in the Fund

As of the date of this report, the Sponsor owns four (4) Shares of the Fund and none of the principals of the Sponsor have an ownership interest in the Fund.

Interests of Named Experts and Counsel

No expert hired by the Fund to give advice on the preparation of this Form 10-K has been hired on a contingent fee basis, nor do any of them have any present or future expectation of interest in the Sponsor, Marketing Agent, Authorized Purchasers, Custodian/Administrator or other service providers to the Fund.

Provisions of Federal and State Securities Laws

The SEC and state securities agencies take the position that indemnification of the Sponsor that arises out of an alleged violation of such laws is prohibited unless certain conditions are met. Those conditions require that no indemnification of the Sponsor or any underwriter for the Fund may be made in respect of any losses, liabilities or expenses arising from or out of an alleged violation of federal or state securities laws unless: (i) there has been a successful adjudication on the merits of each count involving alleged securities law violations as to the party seeking indemnification and the court approves the indemnification; (ii) such claim has been dismissed with prejudice on the merits by a court of competent jurisdiction as to the party seeking indemnification; or (iii) a court of competent jurisdiction approves a settlement of the claims against the party seeking indemnification and finds that indemnification of the settlement and related costs should be made, provided that, before seeking such approval, the Sponsor or other indemnitee must apprise the court of the position held by regulatory agencies against such indemnification.

Regulation

Futures Market Regulation

The regulation of futures markets, futures contracts, and futures exchanges has historically been comprehensive. The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency including, for example, the retroactive implementation of speculative position limits, increased margin requirements, the establishment of daily price limits and the suspension of trading on an exchange or trading facility.

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. At the present time, the NFA is the only SRO for commodity interest professionals, other than futures exchanges. The CFTC has delegated to the NFA responsibility for the registration of CPOs and FCMs and their respective associated persons. The Sponsor and the Fund’s clearing broker are members of the NFA. As such, they will be subject to NFA standards relating to fair trade practices, financial condition and consumer protection. The NFA also arbitrates disputes between members and their customers and conducts registration and fitness screening of applicants for membership and audits of its existing members. Neither the Trust nor the Fund is required to become a member of the NFA. The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. There is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Fund, or the ability of the Fund to continue to implement its investment strategy. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Fund is impossible to predict but could be substantial and adverse.

The CFTC possesses exclusive jurisdiction to regulate the activities of commodity pool operators and commodity trading advisors with respect to “commodity interests,” such as futures, swaps, and options, and has adopted regulations with respect to the activities of those persons and/or entities. Under the Commodity Exchange Act (“CEA”), a registered commodity pool operator, such as the Sponsor, is required to make annual filings with the CFTC and the NFA describing its organization, capital structure, management and controlling persons. In addition, the CEA authorizes the CFTC to require and review books and records of, and documents prepared by, registered commodity pool operators. Pursuant to this authority, the CFTC requires commodity pool operators to keep accurate, current and orderly records for each pool that they operate. The CFTC may suspend the registration of a commodity pool operator (1) if the CFTC finds that the operator’s trading practices tend to disrupt orderly market conditions, (2) if any controlling person of the operator is subject to an order of the CFTC denying such person trading privileges on any exchange, and (3) in certain other circumstances. Suspension, restriction or termination of the Sponsor’s registration as a commodity pool operator would prevent it, until that registration were to be reinstated, from managing the Fund, and might result in the termination of the Fund if a successor sponsor is not elected pursuant to the Trust Agreement. Neither the Trust nor the Fund is required to be registered with the CFTC in any capacity.

The Fund’s investors are afforded prescribed rights for reparations under the CEA. Investors may also be able to maintain a private right of action for violations of the CEA. The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or an FCM, introducing broker, commodity trading advisor, CPO, and their respective associated persons.

The regulations of the CFTC and the NFA prohibit any representation by a person registered with the CFTC or by any member of the NFA, that registration with the CFTC, or membership in the NFA, in any respect indicates that the CFTC or the NFA has approved or endorsed that person or that person’s trading program or objectives. The registrations and memberships of the parties described in this summary must not be considered as constituting any such approval or endorsement. Likewise, no futures exchange has given or will give any similar approval or endorsement.

Trading venues in the United States are subject to varying degrees of regulation under the CEA depending on whether such exchange is a designated contract market (i.e. a futures exchange) or a swap execution facility. Clearing organizations are also subject to the CEA and the rules and regulations adopted thereunder as administered by the CFTC. The CFTC’s function is to implement the CEA’s objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity interest markets. In addition, the various exchanges and clearing organizations themselves as SROs exercise regulatory and supervisory authority over their member firms.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in response to the economic crisis of 2008 and 2009 and it significantly altered the regulatory regime to which the securities and commodities markets are subject. To date, the CFTC has issued proposed or final versions of almost all of the rules it is required to promulgate under the Dodd-Frank Act, and it continues to issue proposed versions of additional rules that it has authority to promulgate. Provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including agricultural, energy, and metal-based commodity futures contracts, options on such futures contracts and uncleared swaps that are economically equivalent to such futures contracts and options (“Reference Contracts”); new registration and recordkeeping requirements for swap market purchasers; capital and margin requirements for “swap dealers” and “major swap,” as determined by the new law and applicable regulations; reporting of all swap transactions to swap data repositories; and the mandatory use of clearinghouse mechanisms for sufficiently standardized swap transactions that were historically entered into in the OTC market, but are now designated as subject to the clearing requirement; and margin requirements for OTC swaps that are not subject to the clearing requirements.

In addition, considerable regulatory attention has recently been focused on non-traditional publicly distributed investment pools such as the Fund. Furthermore, various national governments have expressed concern regarding the disruptive effects of speculative trading in certain commodity markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds is impossible to predict but could be substantial and adverse.

The Dodd-Frank Act was intended to reduce systemic risks that may have contributed to the 2008/2009 financial crisis. Since the first draft of what became the Dodd-Frank Act, supporters and opponents have debated the scope of the legislation. As the Administrations of the U.S. change, the interpretation and implementation will change along with them. Nevertheless, regulatory reform of any kind may have a significant impact on U.S. regulated entities.

Spot Market Transactions

Spot markets, on the other hand, are largely unregulated and rely on pricing sources that track over-the-counter (OTC) transactions. For cryptoassets, including bitcoin, these OTC transactions are relatively new and usually take place in the so-called crypto exchanges.

Digital asset exchanges are relatively new and, in some cases, unregulated. Furthermore, while many prominent digital asset exchanges provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many digital asset exchanges do not provide this information. Digital asset exchanges do not appear to be subject to, or may not comply with, regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. These markets are local, national and international and include a broadening range of digital assets and participants. Significant trading may occur on systems and platforms with minimum predictability. Furthermore, many spot markets and over-the-counter market venues do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or oversight of customer trading. As a result, the marketplace may lose confidence in digital asset exchanges, including prominent exchanges that handle a significant volume of bitcoin trading.

Many digital asset exchanges are unlicensed, unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. As a result, trading activity on or reported by these digital asset exchanges is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues

As a means to mitigate these risks, the proposed Fund intends to achieve spot market exposure by trading futures contracts in the CME Market. This is possible through what is called Exchange for Physical transactions, or simply “EFP”. EFPs are a species of the gender “Exchange for Related Positions”, or EFRPs, alongside with Exchange of Futures for Risk (EFR) and Exchange of Option for Option (EOO). EFPs are a type of private agreement between two parties to trade a futures position for the underlying asset. In the context of the Fund, these transactions will be used to purchase and sell spot bitcoin by delivering or receiving the equivalent futures position. In an EFP transaction, two parties exchange equivalent but offsetting positions in a Bitcoin futures contract and the underlying physical Bitcoin. One party is the buyer of futures and the seller of the physical Bitcoin, and the other party takes the opposite position (seller of futures and buyer of physical). The EFP is a privately-negotiated transaction between the two parties to the trade, where the consummated transaction must be reported to CME and its conditions and prices are subject to oversight from CME’s Market Regulation. Because both sides of the trade track the same benchmark (Bitcoin), an EFP is market-neutral. As such, the pricing of the EFP is quoted in terms of the basis between the price of the futures contract and the level of the underlying Bitcoin. The EFP transactions, although facilitated by the infrastructure and under the regulatory oversight of the CME, a CFTC-regulated market, are executed off-exchange and may not carry the same regulatory requirements and level of oversight as on-exchange transactions.

These transactions are governed by CME’s Rule No. 5381 and defined as “the simultaneous execution of an Exchange [CME] futures contract and a corresponding physical transaction or a forward contract on a physical transaction.”. Moreover, all parties to an EFP transaction are required to maintain all records relevant to the transaction pursuant to CFTC Regulation 1.35, thus providing the ability for CME and the CFTC to conduct surveillance inquiries and investigations in an efficient and effective manner for the protection of customers and ensuring market integrity and adding another layer of regulatory scrutiny over the transaction. Furthermore, each clearing member, omnibus account and foreign broker responsible for submitting daily large trader positions must submit for each reportable account the EFP volume bought and sold in the reportable instrument. This information must be included in the daily large trader report to the CME, providing more transparency to the market. It is important to highlight that in its Rule Enforcement Review of the CME, the CFTC included detailed measures for surveillance and monitoring of EFPs.

The Fund is a commodity pool and the Sponsor is a commodity pool operator subject to regulation by the CTFC and the NFA under the Commodity Exchange Act (“CEA”). The collapse of TerraUSD and the bankruptcy filings of FTX, Celsius, Voyager and BlockFi have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on digital asset trading platforms, and custodians. Federal and state legislatures and regulatory agencies are expected to introduce and enact new laws and regulations to regulate digital asset intermediaries, such as digital asset trading platforms and custodians. The U.S. regulatory regime—namely the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the SEC, the CFTC, FinCEN, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Federal Bureau of Investigation) as well as the White House have issued reports and releases concerning digital assets, including bitcoin and digital asset markets.

1 See: https://www.cmegroup.com/rulebook/files/cme-group-Rule-538.pdf

The extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. It is possible that new laws and increased regulation and regulatory scrutiny may require the Fund to comply with certain regulatory regimes, which could result in new costs for the Fund. For example, FINRA issued a notice on March 8, 2022 seeking comment on measures that could prevent or restrict investors from buying a broad range of public securities and products designated as “complex products” – which could include each Exchange Traded Product offered by the Sponsor. The ultimate impact, if any, of these measures remain unclear. However, if regulations are adopted, they could, among other things, prevent or restrict investors’ ability to buy the Fund. The Fund may have to devote increased time and attention to regulatory matters, which could increase costs to the Fund. New laws, regulations and regulatory actions could significantly restrict or eliminate the market for, or uses of, digital assets including bitcoin, which could have a negative effect on the value of bitcoin, which in turn would have a negative effect on the value of the Shares.

Human Capital

The Trust does not have any employees.

Competition

The Trust and the Sponsor face competition with respect to the creation of competing commodity pools and related bitcoin products. There can be no assurance that the Trust will achieve initial market acceptance and scale due to competition.

Available Information

Books and Records

The Trust keeps its books of record and account at its office located at 234 West Florida Street, Suite 203, Milwaukee, Wisconsin 53204, or at the offices of the Sub-Administrator, Global Fund Services, doing business as U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services, located at 777 E. Wisconsin Ave, Milwaukee, Wisconsin 53202, or such office, including of an administrative agent, as it may subsequently designate upon notice. The books of account of the Fund are open to inspection by any Shareholder (or any duly constituted designee of a Shareholder) at all times during the usual business hours of the Fund upon reasonable advance notice to the extent such access is required under CFTC rules and regulations. In addition, the Trust keeps a copy of the Trust Agreement on file in its office which will be available for inspection by any Shareholder at all times during its usual business hours upon reasonable advance notice.

Statements, Filings, and Reports to Shareholders

The Fund’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on the Fund’s website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The Fund’s website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. The Trust will furnish annual reports (as of the end of each fiscal year) for the Fund to DTC purchasers for distribution to Shareholders, as required to be provided to Shareholders by the CFTC and the NFA. These annual reports will contain financial statements prepared by the Sponsor and audited by an independent registered public accounting firm designated by the Sponsor. The Trust will also post monthly reports to the Fund’s website. These monthly reports will contain certain unaudited financial information regarding the Fund, including the Fund’s NAV. The Sponsor will furnish to the Shareholders other reports or information which the Sponsor, in its discretion, determines to be necessary or appropriate. The Trust will post the same information that would otherwise be provided in the Trust’s CFTC, NFA and SEC reports on the Fund’s website: http://hashdex-etfs.com/.

The accountants’ report on its audit of the Fund’s financial statements will be furnished by the Trust to Shareholders upon request. The Trust will file such tax returns, and prepare, disseminate and file such tax reports for the Fund as it is advised by its counsel or accountants are from time to time required by any applicable statute, rule or regulation and will make such tax elections for the Fund as it deems advisable.

The Fund or its appointed agent will provide tax information in accordance with the Code and applicable U.S. Treasury Regulations. Persons treated as intermediaries for purposes of these regulations may obtain tax information regarding the Fund by contacting the Fund at 234 West Florida Street, Suite 203, Milwaukee, Wisconsin 53204 or from the Fund’s website.

Item 1A. Risk Factors

The risk factors should be read in conjunction with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and the Results of Operations, as well as the financial statements and the related footnotes for the Trust and the Fund.

Additional information regarding many of the risk areas outlined below can be found in the section of this Form on 10-K entitled: Part I, Item 1. Business, which precedes this section.

Summary of Risk Factors

Risks Related to Bitcoin and the Bitcoin Network

●	Bitcoin is a relatively new technological innovation with a limited operating history.
●	“Forks” in the Bitcoin Network could have adverse effects. In addition, Shareholders will not receive the benefits of any Incidental Rights and any IR Virtual Currency.
●	The Bitcoin Network may face scalability challenges as it expands to a greater number of users.
●	Bitcoin Markets are susceptible to extreme price fluctuations, theft, loss and destruction.
●	Bitcoin ownership is concentrated in a small number of holders referred to as ‘Whales.’
●	Bitcoin exchanges are unregulated and may be more exposed to fraud and failure.
●	Cybersecurity risk.
●	New competing digital assets may pose a challenge to bitcoin’s current market dominance, resulting in a reduction in demand for bitcoin, which could have a negative impact on the price of bitcoin.
●	Competition from central bank digital currencies (“CBDCs”) and emerging payments initiatives involving financial institutions could adversely affect the value of bitcoins and other digital assets.
●	Environmental risks from Bitcoin mining.

Risks Associated with Investing in Bitcoin Futures Contracts

●	Investing in Bitcoin Futures Contracts subjects the Fund to the risks of the bitcoin market.
●	Volatility in the EFP market or bitcoin spot market or bitcoin future market.
●	The Bitcoin Futures Contracts listed on the CME are a relatively new type of futures contract that may be less developed than other, more established futures markets.
●	An investment in the Fund is subject to the risks of an investment in futures contracts.

Correlation Risk

●	Changes in the Fund’s NAV may not correlate well with changes in the price of the Benchmark and the spot price of bitcoin. If this were to occur, Shareholders may not be able to effectively use the Fund as a way to hedge against bitcoin related losses or as a way to indirectly invest in bitcoin.

Risk Related To Lack of Liquidity

●	Certain of the Fund’s investments could be illiquid, which could cause large losses to investors at any time or from time to time.
●	Buying and selling activity associated with the purchase and redemption of may adversely affect an investment in the Shares.
●	The inability of Authorized Purchasers and market makers to hedge their bitcoin exposure may adversely affect the liquidity of Shares and the value of an investment in the Shares.

Hedging Risk

●	If the nature of the purchasers in the futures market shifts such that bitcoin purchasers are the predominant hedgers in the market, the Fund might have to reinvest at higher futures prices or choose other bitcoin interests.

Regulatory Risk

●	Digital asset markets in the U.S. exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of bitcoin or the Shares.
●	Legal status of bitcoin.
●	A determination that bitcoin or any other digital asset is a “security” may adversely affect the value of bitcoin and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Fund.
●	Lack of regulation of the bitcoin market.
●	Regulatory changes or actions in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks in a manner that adversely affects the value of the Shares.

The Fund’s Operating Risks

●	The Fund may change its investment objective, benchmark or investment strategies at any time without Shareholder approval or advance notice.
●	The Fund is not a registered investment company, so investors do not have the protections of the Investment Company Act of 1940.

The Sponsor may manage a large number of assets, and this could affect the Fund’s ability to trade profitably.

●	The Fund is not actively managed.
●	Purchases or redemptions of creation units in cash may cause the Fund to incur certain costs or recognize gains or losses.
●	Lack of fiduciary duty by service providers.
●	The Fund depends on the reliable performance of the computer and communications systems of third parties, such as brokers and futures exchanges, and may experience substantial losses on transactions if they fail.
●	The Fund is newly formed by virtue of the Merger with Predecessor Fund and may not be successful in implementing its investment objective or attracting sufficient assets.
●	As the Sponsor and its management have limited history of operating investment vehicles like the Fund, their experience may be inadequate or unsuitable to manage the Fund. Sponsoring the Fund will be the Sponsor’s first experience in operating an exchange traded product that invests in bitcoin and crypto asset markets

Potential Conflicts of Interest

●	The Fund and the Sponsor may have conflicts of interest, which may cause them to favor their own interests to our Shareholders’ detriment.
●	The Sponsor and its affiliates and their principals, officers or employees may trade bitcoin, securities and futures and related contracts for their own accounts.

Shareholder Voting Rights and Liability

●	Shareholders have only very limited voting rights and generally will not have the power to replace the Sponsor. Shareholders will not participate in the management of the Fund and do not control the Sponsor so they will not have influence over basic matters that affect the Fund.
●	Although the Shares of the Fund are limited liability investments, certain circumstances such as bankruptcy could increase a Shareholder’s liability.
●	As a Shareholder, you will not have the rights enjoyed by investors in certain other types of entities.

Event Risk

●	The occurrence of a severe weather event, natural disaster, terrorist attack, outbreak or public health emergency as declared by the World Health Organization, the continuation or expansion of war or other hostilities, or a prolonged government shutdown may have significant adverse effects on the Fund and its investments and alter current assumptions and expectations.

Risk of Volatility

●	The price of bitcoin can be volatile which could cause large fluctuations in the price of Shares.

Tax Risk

●	The Fund could be treated as a corporation for U.S. federal income tax purposes, which may substantially reduce the value of your Shares
●	Your tax liability from holding Shares may exceed the amount of distributions, if any, on your Shares.

Risks Related to Bitcoin and the Bitcoin Network

Bitcoin is a relatively new technological innovation with a limited operating history.

Bitcoin has a relatively limited history of existence and operations compared to traditional commodities. There is a limited established performance record for the price of bitcoin and, in turn, a limited basis for evaluating an investment in bitcoin. Although past performance is not necessarily indicative of future results, if bitcoin had a more established history, such history might (or might not) provide investors with more information on which to evaluate an investment in the Fund.

The price of bitcoin on the bitcoin market has exhibited periods of extreme volatility, which could have a negative impact on the performance of the Fund.

The price of bitcoin as determined by the bitcoin market has experienced periods of extreme volatility and may be influenced by, among other things, trading activity and the closing of bitcoin trading platforms due to fraud, failure, security breaches or otherwise. Speculators and investors who seek to profit from trading and holding bitcoin generate a significant portion of bitcoin demand. Such speculation regarding the potential future appreciation in the value of bitcoin may inflate the price of bitcoin. Conversely, a decrease in demand or speculation for, or government regulation and the perception of onerous regulatory actions, may cause a drop in the price of bitcoin. Developments related to the Bitcoin Network’s operations, individual bitcoin exchanges and the overall bitcoin market also contribute to the volatility in the price of bitcoin. These factors may continue to increase the volatility of the price of bitcoin, which may have a negative impact on the performance of the Fund.

Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.

Beginning in the fourth quarter of 2021 and continuing throughout 2022 and through 2023, digital asset prices began falling precipitously. This has led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including digital asset trading platforms, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each declared bankruptcy, and the stablecoin TerraUSD collapsed. These events caused a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX Trading Ltd. (“FTX”), the third largest digital asset trading platform by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned and FTX and numerous affiliates of FTX filed for bankruptcy. The U.S. Department of Justice subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. FTX is also under investigation by the SEC, the Justice Department, and the Commodity Futures Trading Commission, as well as by various regulatory authorities in the Bahamas, Europe and other jurisdictions. In response to these events, the digital asset markets have experienced extreme price volatility and declines in liquidity, and regulatory and enforcement scrutiny has increased, including from the DOJ, the SEC, the CFTC, the White House and Congress. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC. The SEC also brought charges against Genesis Global Capital, LLC and Gemini Trust Company, LLC on January 12, 2023 for their alleged unregistered offer and sale of securities to retail investors.

The collapse of TerraUSD and the bankruptcy filings of FTX, Celsius, Voyager and BlockFi have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on digital asset trading platforms, and custodians. Federal and state legislatures and regulatory agencies are expected to introduce and enact new laws and regulations to regulate digital asset intermediaries, such as digital asset trading platforms and custodians. The U.S. regulatory regime—namely the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the SEC, the CFTC, FinCEN, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Federal Bureau of Investigation) as well as the White House have issued reports and releases concerning digital assets, including bitcoin and digital asset markets. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. It is possible that new laws and increased regulation and regulatory scrutiny may require the Fund to comply with certain regulatory regimes, which could result in new costs for the Fund. The Fund may have to devote increased time and attention to regulatory matters, which could increase costs to the Fund. New laws, regulations and regulatory actions could significantly restrict or eliminate the market for, or uses of, digital assets including bitcoin, which could have a negative effect on the value of bitcoin, which in turn would have a negative effect on the value of the Shares.

These events are continuing to develop at a rapid pace and it is not possible to predict at this time all of the risks that they may pose to the Sponsor, the Fund, their affiliates and/or the Fund’s third-party service providers, or to the digital asset industry as a whole.

Continued disruption and instability in the digital asset markets as these events develop, including further declines in the trading prices and liquidity of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

Momentum pricing.

The market value of bitcoin is not based on any kind of claim, nor backed by any physical asset. Instead, the market value depends on the expectation of being usable in future transactions and continued interest from investors. This strong correlation between an expectation and market value is the basis for the current (and probable future) volatility of the market value of bitcoin and may increase the likelihood of momentum pricing.

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, is impacted by appreciation in value. Momentum pricing may result in speculation regarding future appreciation in the value of digital assets, which inflates prices and leads to increased volatility. As a result, bitcoin may be more likely to fluctuate in value due to changing investor confidence in future appreciation or depreciation in prices, which could adversely affect the price of bitcoin, and, in turn, an investment in the Fund.

The value of a bitcoin may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing of bitcoin has previously resulted, and may continue to result, in speculation regarding future appreciation or depreciation in the value of bitcoin, further contributing to volatility and potentially inflating prices at any given time. These dynamics may impact the value of an investment in the Fund.

Some market observers have asserted that in time, the value of bitcoin will fall to a fraction of its current value, or even to zero. Bitcoin has not been in existence long enough for market participants to assess these predictions with any precision, but if these observers are even partially correct, an investment in the Shares may turn out to be substantially worthless.

Further development and acceptance of bitcoin and the Bitcoin Network is uncertain.

The further development and acceptance of the Bitcoin Network, which is part of a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate. The slowing, stopping or reversing of the development or acceptance of the Bitcoin Network may adversely affect the price of bitcoin and therefore cause the Fund to suffer losses. Regulatory changes or actions may alter the nature of an investment in bitcoin or restrict the use of bitcoin or the operations of the Bitcoin Network or venues on which bitcoin trades in a manner that adversely affects the price of bitcoin, the Fund’s Bitcoin Contracts and, therefore, the Fund’s Shares. Bitcoin generally operates without central authority (such as a bank) and is not backed by any government. Bitcoin is not legal tender and federal, state and/or foreign governments may restrict the use and exchange of bitcoin, and regulation in the United States is still developing. For example, it may become difficult or illegal to acquire, hold, sell or use bitcoin in one or more countries, which could adversely impact the price of bitcoin, and therefore the value of the Fund’s Bitcoin Futures Contracts and the Fund’s Shares.

“Forks” in the Bitcoin Network could have adverse effects. In addition, Shareholders will not receive the benefits of any Incidental Rights and any IR Virtual Currency.

Bitcoin is the only crypto asset the Fund will hold. From time to time, developers of the Bitcoin Network suggest changes to the bitcoin software. If a sufficient number of users and miners elect not to adopt the changes, a new digital asset, operating on the earlier version of the bitcoin software, may be created. This is often referred to as a “fork.”

In August 2017, bitcoin “forked” into bitcoin and a new digital asset, bitcoin cash, as a result of a several-year dispute over how to increase the rate of transactions that the Bitcoin Network can process. Since then, bitcoin has been forked numerous times to launch new digital assets, such as bitcoin gold, bitcoin silver and bitcoin diamond. Additional hard forks of the bitcoin blockchain could adversely affect the market for bitcoin and Bitcoin Futures in which the Fund invests and, therefore, an investment in the Fund. A substantial giveaway of bitcoin (sometimes referred to as an “air drop”) may also result in significant and unexpected declines in the value of bitcoin, Bitcoin Futures Contracts, and the Fund.

The Fund will adhere to the policies outlined by the CME and the Bitcoin Custodian, which may be updated without prior notice to the Sponsor or the Fund. With regards to CME, Bitcoin Futures Contracts shall continue to settle to the underlying CME reference rate corresponding to the original token pair. CME may, in its sole discretion, take alternative action with respect to hard forks in consultation with market participants.

The Bitcoin Custodian may not support forks and airdrops, and the Fund and the Sponsor may not be able to use its custodial account to attempt to receive, request, send, store, or engage in any other type of transaction involving a new version of any “forked” asset held by the Fund. In the event of a fork, Bitcoin Custodian may temporarily suspend the operations with respect to the affected asset (with or without advance notice to the Sponsor and/or the Fund) and decide whether or not to support (or cease supporting) either branch of the forked protocol entirely. Additionally, in case of support, it may take significant time for the Bitcoin Custodian to implement or provide access to any asset created as a result of a fork, and the Fund will only be able to account for the forked asset after it is given access by the Bitcoin Custodian. The Bitcoin Custodian assumes absolutely no liability whatsoever in respect of an unsupported branch of a forked protocol or its determination whether or not to support a forked protocol. The Bitcoin Custodian is under no obligation to support any airdrops or forks, or handle them in any manner, which could adversely impact the value of an investment in the Fund.

In addition, Sponsor has not provided any instructions to the Bitcoin Custodian regarding forks and airdrops, and any decisions or actions related to airdrops or forks involving the Fund’s assets will align with the guidelines set forth by the CME and/or the Bitcoin Custodian. Any decision under the CME or Bitcoin Custodian policies regarding hard forks and airdrops may adversely affect the Fund, which in turn would have a negative effect on the value of the Shares.

With respect to any fork, airdrop or similar event, the Sponsor shall, in its sole discretion, decide what action the Fund shall take. In the event of a fork, the Sponsor will determine which network it believes is generally accepted as the Bitcoin Network and should therefore be considered the appropriate network, and the associated asset as bitcoin, for the Fund’s purposes.

In the occurrence of such events, a fork, airdrop or similar event, the Sponsor will cause the Fund to irrevocably abandon the Incidental Rights and any IR Virtual Currency associated with such event and the only crypto asset to be held by the Fund will be bitcoin. As such, Shareholders will not receive the benefits of any Incidental Rights and any IR Virtual Currency.

In the event the Fund seeks to change the Fund’s policy with respect to Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by NYSE seeking approval to amend its listing rules to permit the Fund to sell Incidental Rights or IR Virtual Currency and distribute the cash proceeds (net of expenses and applicable withholding taxes) to DTC or distribute the Incidental Rights or IR Virtual Currency in-kind to DTC. However, there can be no assurance as to whether or when the Sponsor would make such a decision, or when NYSE will seek or obtain this approval, if at all.

Even if such regulatory approval is sought and obtained, Shareholders may not receive the benefits of a fork, the Fund may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. Any inability to recognize the economic benefit of a hard fork or airdrop could adversely affect the value of the Shares. Investors who prefer to have a greater degree of control over events such as forks, airdrops, and similar events, and any assets made available in connection with each, should consider investing in bitcoin directly rather than purchasing Shares.

Increased transaction fees may adversely affect the usage of the Bitcoin Network.

Bitcoin miners collect fees for each transaction they confirm. Miners validate unconfirmed transactions by adding the previously unconfirmed transactions to new blocks in the blockchain. Miners are not forced to confirm any specific transaction, but they are economically incentivized to confirm valid transactions as a means of collecting fees. Miners have historically accepted relatively low transaction confirmation fees, because miners have a very low marginal cost of validating unconfirmed transactions. If miners collude in an anticompetitive manner to reject low transaction fees, then bitcoin users could be forced to pay higher fees, thus reducing the attractiveness of the Bitcoin Network. Bitcoin mining occurs globally and it may be difficult for authorities to apply antitrust regulations across multiple jurisdictions. Any collusion among miners may adversely impact an investment in the Fund or the ability of the Fund to operate.

Subsidies for mining bitcoin are designed to decline over time, which may lessen the incentive for miners to process and confirm transactions on the Bitcoin Network.

Transactions in bitcoin are processed by miners who are primarily compensated by receiving newly issued bitcoins (“Mining Subsidy”) as a compensation for successfully solving a cryptographic problem. Mining Subsidies follow an issuance schedule that declines over time. Miners might also be compensated through voluntary fees paid by Bitcoin network participants, which alongside Mining Subsidies constitute total mining rewards.

Mining Subsidies are subject to so-called halvings, events in which the issuance of new bitcoins per mined block is cut in half. These events take place in multiples of 210,000 blocks starting from Bitcoin’s block number (or block height) 0, referred to as the genesis block, which was mined on January 3rd, 2009. With the time interval between two consecutive blocks being targeted at 10 minutes on average, halving events should happen approximately every four years.

The bitcoin Mining Subsidy was equal to 50 bitcoins per mined block between heights 0 and 209,999. The first halving took place on November 28, 2012 as of height 210,000, dropping the Mining Subsidy to 25 bitcoins per block between heights 210,000 and 419,999. The second halving occurred on July 9, 2016, setting the Mining Subsidy per block to 12.5 bitcoins between heights 420,000 and 629,999. The third and latest halving took place on May 11, 2020, setting the Mining Subsidy per block to 6.25 bitcoins between heights 630,000 and 839,999. This is the current halving epoch we are in, meaning the current Mining Subsidy per block is equal to 6.25 bitcoins.

The height in the bitcoin blockchain as of January 7, 2024, 11:50 PM UTC, is 824,795. Assuming the average block time is equal to 10 minutes from now until height 840,000, the next halving event is scheduled to occur approximately on April 22, 2024, when the Mining Subsidy will be dropped to 3.125 bitcoins per mined block between heights 840,000 and 1,049,999.

Halvings will continue until the maximum possible 21 million bitcoins have been mined and released into circulation. Currently, there are approximately 19.6 million bitcoins that have been mined and are in circulation.

Once new bitcoin tokens are no longer awarded for adding a new block, miners will only have transaction fees to incentivize them, and as a result, it is expected that miners will need to be better compensated with higher transaction fees to ensure that there is adequate incentive for them to continue mining.

If transaction confirmation fees become too high, the marketplace may be reluctant to use bitcoin. This may result in decreased usage and limit expansion of the Bitcoin Network in the retail, commercial and payments space, adversely impacting investment in the Trust. Conversely, if the Mining Subsidy or the value of the transaction fees is insufficient to motivate miners, they may cease expending processing power to solve blocks and confirm transactions.

Ultimately, if the awards of new bitcoin for solving blocks declines and transaction fees for recording transactions are not sufficiently high to incentivize miners, or if the costs of validating transactions grow disproportionately, miners may operate at a loss, transition to other networks, or cease operations altogether. Each of these outcomes could, in turn, slow transaction validation and usage, which could have a negative impact on the Bitcoin Network and could adversely affect the value of the bitcoin held by the Fund.

An acute cessation of mining operations would reduce the collective processing power on the Bitcoin Network, which would adversely affect the transaction verification process by temporarily decreasing the speed at which blocks are added to the blockchain and make the blockchain more vulnerable to a malicious actor obtaining control in excess of 50% of the processing power on the blockchain. Reductions in processing power could result in material, though temporary, delays in transaction confirmation time. Any reduction in confidence in the transaction verification process or mining processing power may adversely impact the value of Shares of the Trust or the ability of the Sponsor to operate.

The Bitcoin Network may face scalability challenges as it expands to a greater number of users.

As with other digital asset networks, the Bitcoin Network faces significant scaling challenges because public blockchains generally face a tradeoff between security and scalability. A decentralized network is less susceptible to manipulation or capture if more participants, or “nodes,” are involved in the processing and maintenance of such network. However, a greater number of nodes decreases the network’s efficiency in processing transactions and may result in increased settlement times. Increased settlement times could discourage certain uses for bitcoin (for example, micropayments), and could reduce demand for and price of bitcoin, which could adversely impact the value of an investment in the Fund.

Bitcoin Markets are susceptible to extreme price fluctuations, theft, loss and destruction.

The market price of bitcoin has been subject to extreme fluctuations. If bitcoin markets continue to be subject to sharp fluctuations, the Fund’s Shareholders may experience losses. Similar to fiat currencies (i.e., a currency that is backed by a central bank or a national, supra-national or quasi-national organization), bitcoin is susceptible to theft, loss and destruction. Accordingly, the Fund’s Bitcoin Futures are also susceptible to these risks. Cybersecurity risks of the Bitcoin Protocol and of entities that custody or facilitate the transfers or trading of bitcoin could result in a loss of public confidence in bitcoin, a decline in the value of bitcoin and, as a result, adversely impact the Fund’s Bitcoin Futures Contracts and the Fund’s Shares.

Bitcoin ownership is concentrated in a small number of holders referred to as ‘Whales.’

A significant portion of bitcoin is held by a small number of holders who have the ability to affect the price of bitcoin and who are sometimes referred to as “whales.” Because bitcoin is lightly regulated, bitcoin whales have the ability, alone or in coordination, to manipulate the price of bitcoin by restricting or expanding the supply of bitcoin. Activities of bitcoin whales that reduce user confidence in bitcoin, the Bitcoin Network or the fairness of bitcoin trading venues, or that affect the price of bitcoin, could have a negative impact on the value of an investment in the Fund.

Bitcoin exchanges are unregulated and may be more exposed to fraud and failure.

Bitcoin exchanges and other trading venues on which bitcoin trades are relatively new and, in most cases, largely unregulated. Furthermore, while many prominent digital asset exchanges provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many digital asset exchanges do not provide this information. Digital asset exchanges do not appear to be subject to, or may not comply with, regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in digital asset exchanges, including prominent exchanges that handle a significant volume of bitcoin trading.

Many digital asset exchanges are unlicensed, unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. As a result, trading activity on or reported by these digital asset exchanges is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2019 there were reports claiming that 80.95% of bitcoin trading volume on digital asset exchanges was false or noneconomic in nature, with specific focus on unregulated exchanges located outside of the United States. Such reports may indicate that the digital asset exchange market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the digital asset exchange market than is commonly understood. Nonetheless, any actual or perceived false trading in the digital asset exchange market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of bitcoin and/or negatively affect the market perception of bitcoin.

In addition, over the past several years, some digital asset exchanges have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset exchanges were not compensated or made whole for the partial or complete losses of their account balances in such digital asset exchanges. While, generally speaking, smaller digital asset exchanges are less likely to have the infrastructure and capitalization that make larger digital asset exchanges more stable, larger digital asset exchanges are more likely to be appealing targets for hackers and malware and may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset exchanges could be subject to abrupt failure with consequences for both users of digital asset exchanges and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other exchanges from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoins worth around $78 million were stolen from Bitfinex, a large digital asset exchange. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex and the Shares suffered a corresponding decrease in value. In July 2017, FinCEN assessed a $110 million fine against BTC-E, a now defunct digital asset exchange, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based cryptocurrency exchange Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset exchange, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset exchange, Bitgrail, was hacked, resulting in approximately $170 million in losses.

In May 2019, one of the world’s largest digital asset exchanges, Binance, was hacked, resulting in losses of approximately $40 million. In November 2022, FTX, one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior.

The recent bankruptcy of the crypto exchange FTX has underscored the potential for fraud and manipulation in crypto exchanges generally. The financial distress experienced by crypto asset market participants as a result of the FTX bankruptcy has already led to the spread of a general contagion among some market participants, and may lead to additional regulation of the crypto markets.

The fact that many bitcoin exchanges are not registered and fail to comply with regulations or operate in jurisdictions with less stringent regulations than in the US may expose the investors to behaviors that can jeopardize their investments. These behaviors include, but are not limited to, wash trading, fraud, front-running, and other security issues that could adversely impact the value of an investment in the Fund.

Negative perception, a lack of stability in the digital asset markets and the closure or temporary shutdown of digital asset exchanges due to fraud, failure or security breaches may reduce confidence in the Bitcoin network and result in greater volatility or decreases in the prices of bitcoin. Furthermore, the closure or temporary shutdown of a digital asset exchange used in calculating the Benchmark may result in a loss of confidence in the Fund’s ability to determine its NAV on a daily basis. The potential consequences of a digital asset exchange’s failure could adversely affect the value of the Shares.

Digital asset trading platforms may be exposed to wash trading.

Digital asset trading platforms on which bitcoin trades may be susceptible to wash trading. Wash trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve their attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume exchanges on which to list their coins. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

Even in the United States, there have been allegations of wash trading even on regulated trading venues. Any actual or perceived false trading in the digital asset trading venue market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of bitcoin and/or negatively affect the market perception of bitcoin.

To the extent that wash trading either occurs or appears to occur on trading platforms on which bitcoin trades, investors may develop negative perceptions about bitcoin and the digital assets industry more broadly, which could adversely impact the price bitcoin and, therefore, the price of Shares. Wash trading also may place more legitimate digital asset exchanges at a relative competitive disadvantage.

Digital asset trading platforms may be exposed to front-running.

Digital asset trading platforms on which bitcoin trades may be susceptible to “front-running,” which refers to the process when someone uses technology or market advantage to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized digital asset trading platforms. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy a chunk of tokens at a low price and later sell them at a higher price while simultaneously exiting the position. Front-running happens via manipulations of gas prices or timestamps, also known as slow matching. To the extent that front-running occurs, it may result in investor frustrations and concerns as to the price integrity of digital asset exchanges and digital assets more generally.

Networked systems are vulnerable to attacks.

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the Bitcoin Network contains certain flaws. For example, the Bitcoin Network is currently vulnerable to a “51% attack” where, if a mining pool were to gain control of more than 50% of the “hash” rate, or the amount of computing and process power being contributed to the network through mining, a malicious actor would be able to gain full control of the network and the ability to manipulate the blockchain. To the extent that such malicious actor or botnet did not yield its control of the processing power on the network or the network community did not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible. The attack of a malicious actor may have an adverse effect on the Bitcoin Network and, therefore, on the value of an investment in the Fund.

Cybersecurity risk.

As a digital asset, bitcoin is subject to cybersecurity risks, including the risk that malicious actors will exploit flaws in its code or structure that will allow them to, among other things, steal bitcoin held by others, control the blockchain, steal personally identifying information, or issue significant amounts of bitcoin in contravention of the Bitcoin Protocols. The occurrence of any of these events is likely to have a significant adverse impact on the price and liquidity of bitcoin and Bitcoin Futures Contracts and therefore the value of an investment in the Fund. Additionally, the Bitcoin Network’s functionality relies on the Internet. A significant disruption of Internet connectivity affecting large numbers of users or geographic areas could impede the functionality of the Bitcoin Network. Any technical disruptions or regulatory limitations that affect Internet access may have an adverse effect on the Bitcoin Network, the price of bitcoin and Bitcoin Futures Contracts, and the value of an investment in the Fund.

Risks of flawed or ineffective source code.

If the source code or cryptography underlying a bitcoin held by the Fund proves to be flawed or ineffective, malicious actors may be able to steal the Fund’s bitcoins. In the past, flaws in the source code for digital assets have been exposed and exploited, including those that exposed users’ personal information and/or resulted in the theft of users’ digital assets. Several errors and defects have been publicly found and corrected, including those that disabled some functionality for users and exposed users’ personal information. Discovery of flaws in, or exploitations of, the source code that allow malicious actors to take or create money in contravention of known network rules have occurred. In addition, the cryptography underlying a digital asset could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, if the bitcoin held by the Fund is affected, a malicious actor may be able to steal the Fund’s bitcoin assets, which would adversely affect an investment in the Shares. Even if the Fund did not hold the affected bitcoin, any reduction in confidence in the source code or cryptography underlying bitcoin generally could negatively affect the demand for bitcoin and therefore adversely affect an investment in the Shares.

Limited adoption and ability to use bitcoin to purchase goods.

Currently, there is relatively limited use of bitcoin in the retail and commercial marketplace in comparison to relatively extensive use as a store of value, thus contributing to price volatility that could adversely affect the Fund’s bitcoin, Bitcoin Futures Contracts and the Fund’s Shares. Bitcoin is not currently a form of legal tender in the United States and has only recently become selectively accepted as a means of payment for goods and services by some retail and commercial outlets, and the use of bitcoin by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for bitcoin transactions; process wire transfers to or from bitcoin trading venues, bitcoin-related companies or service providers; or maintain accounts for persons or entities transacting in bitcoin or providing bitcoin-related services. In addition, some taxing jurisdictions, including the U.S., treat the use of bitcoin as a medium of exchange for goods and services to be a taxable sale of bitcoin, which could discourage the use of bitcoin as a medium of exchange, especially for a holder of bitcoin that has appreciated in value.

Sales of new bitcoin may cause the price of bitcoin to decline, which could negatively affect an investment in the Fund.

Newly created bitcoin (“newly mined bitcoin”) are generated through a process referred to as “mining”. If entities engaged in bitcoin mining choose not to hold the newly mined bitcoin, and, instead, make them available for sale, there can be downward pressure on the price of bitcoin. A bitcoin mining operation may be more likely to sell a higher percentage of its newly created bitcoin, and more rapidly so, if it is operating at a low profit margin, thus reducing the price of bitcoin. Lower bitcoin prices may result in further tightening of profit margins for miners and decreasing profitability, thereby potentially causing even further selling pressure. Diminishing profit margins and increasing sales of newly mined bitcoin could result in a reduction in the price of bitcoin, which could adversely impact an investment in the Shares.

New competing digital assets may pose a challenge to bitcoin’s current market dominance, resulting in a reduction in demand for bitcoin, which could have a negative impact on the price of bitcoin.

The Bitcoin Network and bitcoin, as an asset, hold a “first-to-market” advantage over other digital assets. This first-to-market advantage has resulted in the Bitcoin Network evolving into the most well-developed network of any digital asset. The Bitcoin Network enjoys the largest user base and has more mining power in use to secure its blockchain than any other digital asset. Having a large mining network provides users confidence regarding the security and long-term stability of the Bitcoin Network. This in turn creates a domino effect that inures to the benefit of the Bitcoin Network – namely, the advantage of more users and miners makes a digital asset more secure, which potentially makes it more attractive to new users and miners, resulting in a network effect that potentially strengthens the first-to-market advantage. However, despite the marked first-mover advantage of the Bitcoin Network over other digital assets, it is possible that real or perceived shortcomings in the Bitcoin Network, or technological, regulatory or other developments, could result in a decline in popularity and acceptance of bitcoin and the Bitcoin Network, and other digital currencies and trading systems could become more widely accepted and used than the Bitcoin Network.

As of December 31, 2022, bitcoin was the largest digital asset by market capitalization and had the largest user base and largest combined mining power. Despite this first to market advantage, as of December 31, 2022, there were over 10,000 alternative digital assets tracked by CoinMarketCap.com, having a total market capitalization of approximately $870 billion (including the approximately $320 billion market capitalization of bitcoin), as calculated using market prices and total available supply of each digital asset. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned smart contract platforms rather than open platforms like the Bitcoin Network. Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as Ethereum, Solana, Avalanche, Polkadot, or Cardano, could have a negative impact on the demand for, and price of, bitcoin and thereby adversely affect the value of the Shares.

In addition, some digital asset networks, including the Bitcoin Network, may be the target of ill will from users of other digital asset networks. For example, Litecoin is the result of a hard fork of bitcoin. Some users of the Bitcoin network may harbor ill will toward the Litecoin network, and vice versa. These users may attempt to negatively impact the use or adoption of the Bitcoin Network.

Investors may invest in bitcoin through means other than the Shares, including through direct investments in bitcoin and other potential financial vehicles, possibly including securities backed by or linked to bitcoin and digital asset financial vehicles similar to the Fund, or bitcoin futures-based products. In addition, to the extent digital asset financial vehicles other than the Fund tracking the price of bitcoin are formed and represent a significant proportion of the demand for bitcoin, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding bitcoin, could negatively affect the Benchmark, the Fund’s bitcoin holdings, the price of the Shares, the net asset value of the Fund and the NAV.

Risks to bitcoin from other parts of the digital assets market.

The price of bitcoin and the bitcoin market generally may be adversely impacted by developments in other parts of the digital assets market including, but not limited to, industry wide. The acceptance of bitcoin and digital assets generally depends on a number of factors, including adverse developments in the digital assets market that could impact investor confidence. For example, “stablecoins” have been developed to enhance the value of cryptocurrency to be used like fiat currency in transactions in goods and services. Adverse developments such as the recent “depegging” of the TerraUSD stablecoin and the FTX bankruptcy may undermine confidence in the cryptocurrency markets generally and cause decreases in the price of digital assets such as bitcoin.

Competition from central bank digital currencies (“CBDCs”) and emerging payments initiatives involving financial institutions could adversely affect the value of bitcoins and other digital assets.

Central banks in various countries have introduced digital forms of legal tender (CBDCs). Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, bitcoin and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, bitcoin. As a result of any of the foregoing factors, the value of bitcoin could decrease, which could adversely affect an investment in the Fund.

Hacking risk of theft of private keys.

Due to the nature of private keys, bitcoin transactions are irrevocable and incorrectly transferred or stolen bitcoin may be irretrievable, and as a result, any incorrectly executed bitcoin transactions could adversely affect the price and liquidity of bitcoin, which may indirectly affect the price and liquidity of the Bitcoin Futures Contracts and the Fund’s Shares.

Loss of access risks.

The loss or destruction of a private key required to access the Fund’s bitcoins may be irreversible. The loss of access to the private keys associated with the Fund’s bitcoins could adversely affect an investment in the Shares. Bitcoin is controllable only by the possessor of both the unique public key and private key or keys relating to the “digital wallet” in which the currency is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the bitcoins while held in such wallet. To the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the Fund will be unable to access the assets held in the related digital wallet. Any loss of private keys relating to digital wallets used to store the Fund’s bitcoins could adversely affect an investment in the Shares.

Environmental risks from Bitcoin mining.

Bitcoin mining currently requires computing hardware that consumes large amounts of electricity. By way of electrical power generation, many bitcoin miners rely on fossil fuels to power their operations. Public perception of the impact of bitcoin mining on climate change may reduce demand for bitcoin and increase the likelihood of regulation that limits bitcoin mining or restricts energy usage by bitcoin miners, which could result in a significant reduction in mining activity and adversely affect the security of the Bitcoin network and could adversely affect the price of bitcoin and the value of the Shares.

The “proof of work” validation mechanism used to verify transactions on the Bitcoin Network necessitates that bitcoin miners maintain high levels of computing power, which can require extremely high energy usage. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. Further, in addition to the direct energy costs of performing these calculations, there are indirect costs that impact the Bitcoin Network’s total energy consumption, including the costs of cooling the machines that perform these calculations. A significant decrease in the computational resources dedicated to the Bitcoin Network’s validation protocol could reduce the security of the network which may erode bitcoin’s viability as a store of value or means of exchange.

Several alternative mechanisms to proof-of-work have emerged in recent years, aiming to offer more energy-efficient validation processes for blockchain networks and High costs of electricity may incentivize miners to redirect their capital and efforts to other validation protocols, such as proof-of-stake blockchains, in which rather than using computational power to add new blocks of transactions to the blockchain, users pledge capital denominated in the network’s native currency as a guarantee of action in good faith when producing blocks. Alternatively, miners can abandon their validation activities altogether.

Due to concerns around energy consumption and associated environmental concerns, particularly as such concerns relate to public utilities companies, various countries, states and cities have implemented, or are considering implementing, moratoriums on bitcoin mining in their jurisdictions. Such moratoriums would impede bitcoin mining and/or bitcoin use more broadly. For example, in November 2022, New York imposed a two-year moratorium on new proof-of-work mining permits at fossil fuel plants in the state and, on May 26, 2021, Iran placed a temporary ban on bitcoin mining in an attempt to decrease energy usage and help alleviate blackouts.

Depending on how future regulations are formulated and applied, such policies could have the potential to negatively affect the price of bitcoin, and, in turn, the value of the Shares. Increased regulation and the corresponding compliance cost of these regulations could additionally result in higher barriers to entry for bitcoin miners, which could increase the concentration of the hash rate, potentially having a negative impact on the price of bitcoin.

Risks Associated with Investing in Bitcoin Futures Contracts

Investing in Bitcoin Futures Contracts subjects the Fund to the risks of the bitcoin market.

The Fund is subject to the risks and hazards of the bitcoin market because it invests in Bitcoin Futures Contracts listed on the CME. The risks and hazards that are inherent in the bitcoin market may cause the price of bitcoin and the Fund’s Shares to fluctuate widely and you could incur a partial or total loss of your investment in the Fund. The prices of bitcoin and Bitcoin Futures Contracts have historically been highly volatile. The value of the Fund’s investments in bitcoin and bitcoin futures – and therefore the value of an investment in the Fund – could decline significantly and without warning, including to zero. If you are not prepared to accept significant and unexpected changes in the value of the Fund and the possibility that you could lose your entire investment in the Fund you should not invest in the Fund.

Volatility in the EFP market or bitcoin spot market or bitcoin future market.

The Fund intends to achieve spot market exposure by trading futures contracts in the CME Market. This is possible through what is called Exchange for Physical transactions, or simply “EFP”. The Fund faces several challenges and risks when operating in the volatile EFP, bitcoin spot, and bitcoin future markets. Fluctuations in these markets may trigger risk mitigation procedures, leading to limitations on trading EFPs. This, in turn, hinders the Fund’s ability to execute its target allocation in spot bitcoin, potentially impacting its investment objectives. Furthermore, if the future market experiences contango, where futures prices exceed expected spot prices, the Fund may incur more substantial losses than anticipated when rolling or carrying futures positions. These unexpected outcomes can have adverse implications on the Fund’s overall performance and investment strategy. The EFP transactions, although facilitated by the infrastructure and under the regulatory oversight of the CME, a CFTC-regulated market, are executed off-exchange and may not carry the same regulatory requirements and level of oversight as on-exchange transactions.

The Bitcoin Futures Contracts listed on the CME are a relatively new type of futures contract that may be less developed than other, more established futures markets.

The Bitcoin Futures Contracts listed on the CME are a relatively new type of futures contract that may be less developed than more established futures markets (such as the futures markets for corn or wheat). Accordingly, although BTC Contracts have traded on the CME since December 2017 and MBT Contracts have traded on the CME since May 2021 and the market for exchange listed Bitcoin Futures Contracts has grown since inception, the market for Bitcoin Futures Contracts may be riskier, less liquid, more volatile and more vulnerable to economic, market, industry, regulatory and other changes than more established futures contracts. The liquidity of the market for BTC Contracts and MBT Contracts will depend on, among other things, the supply and demand for Bitcoin Futures Contracts, speculative interest in the market for Bitcoin Futures Contracts and the potential ability to hedge against the price of bitcoin with Bitcoin Futures Contracts.

An investment in the Fund is subject to the risks of an investment in futures contracts.

An investment in the Fund is subject to the risks of an investment in futures contracts, which are complex instruments that are often subject to a high degree of price variability. The price of Bitcoin Futures Contracts is linked to the price of bitcoin and an investment in the Fund may be riskier than other exchange-traded products that do not hold financial instruments related to bitcoin, so it may not be suitable for all investors.

Futures contracts are subject to inherent leverage risk because they are typically secured by margin deposits representing a small percentage of a futures contract’s entire market value.

Commodity pools’ trading positions in futures contracts are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s entire market value. This feature creates the potential for commodity pools to “leverage” their assets by purchasing or selling futures contracts with an aggregate notional amount in excess of the commodity pool’s assets. While futures contracts are generally subject to leverage risk, NYSE Arca rule under which the Fund’s Shares will be listed and traded prevents the Fund from utilizing leverage.

Pricing anomalies in bitcoin and in the bitcoin futures market could cause losses.

Market fraud and/or manipulation and other fraudulent trading practices such as the intentional dissemination of false or misleading information (e.g., false rumors) can, among other things, lead to a disruption of the orderly functioning of markets, significant market volatility, and cause the value of bitcoin futures to fluctuate quickly and without warning. Depending on the timing of an investor’s purchases and sales of the Fund’s Shares, these pricing anomalies could cause the investor to incur losses.

Risks of government regulation.

The FINRA issued a notice on March 8, 2022 seeking comment on measures that could prevent or restrict investors from buying a broad range of public securities and products designated as “complex products” – which could include each Exchange Traded Product offered by the Sponsor. The ultimate impact, if any, of these measures remain unclear. However, if regulations are adopted, they could, among other things, prevent or restrict investors’ ability to buy the Fund.

Correlation Risk

Changes in the Fund’s NAV may not correlate well with changes in the price of the Benchmark and the spot price of bitcoin. If this were to occur, you may not be able to effectively use the Fund as a way to hedge against bitcoin related losses or as a way to indirectly invest in bitcoin.

The Sponsor endeavors to invest the Fund’s assets as fully as possible in bitcoin and Bitcoin Futures Contracts so that the changes in the NAV closely correlate with the changes in the Benchmark. However, changes in the Fund’s NAV may not correlate with the changes in the Benchmark for various reasons, including those set forth below.

The Fund incurs certain expenses in connection with its operations and holds most of its assets in income producing, short-term financial instruments for margin and other liquidity purposes and to meet redemptions that may be necessary on an ongoing basis. To the extent these expenses are not covered by the Management Fee, and income from short-term financial instruments may cause imperfect correlation between changes in the Fund’s NAV and changes in the Benchmark. Differences between returns based on the price of bitcoin and an investment in the Fund may also be attributable to additional costs related to futures investing and other fund expenses.

The Benchmark is designed to correlate with the spot price of bitcoin and the Fund will also invest in Bitcoin Futures Contracts. This could cause the changes in the price of the Shares to substantially vary from the changes in the spot price of bitcoin. The Bitcoin Futures Contracts reflect the price of bitcoin for future delivery, not the current spot price of bitcoin, so at best the correlation between changes in such Bitcoin Futures Contracts and the spot price of bitcoin will be only approximate. Weak correlation between the Fund’s NAV and the spot price of bitcoin may result from fluctuations in bitcoin prices discussed above. Imperfect correlation may also result from speculation in Bitcoin Futures Contracts, technical factors in the trading of Bitcoin Futures Contracts, and expected inflation in the economy as a whole. The price of Shares may not accurately track the spot price of bitcoin and you may not be able to effectively use the Fund as a way to hedge the risk of losses in your bitcoin related transactions or as a way to indirectly invest in bitcoin.

As Fund assets increase, there may be more or less correlation. On the one hand, as the Fund grows it should be able to invest in bitcoin and Bitcoin Futures Contracts with a notional amount that is closer on a percentage basis to the Fund’s NAV. For example, if the Fund’s NAV is equal to 4.9 times the value of a single futures contract, it can purchase only four futures contracts, which would cause only 81.6% of the Fund’s assets to be exposed to the bitcoin market. On the other hand, if the Fund’s NAV is equal to 100.9 times the value of a single Bitcoin Futures Contract, it can purchase 100 such contracts, resulting in 99.1% exposure.

There may be significant volatility in the market for bitcoin and Bitcoin Futures Contracts. This volatility, in turn, may make it more difficult for Authorized Purchasers and other market purchasers to be able to identify a reliable price for bitcoin and Bitcoin Futures Contracts. Without reliable prices, Authorized Purchasers and other market purchasers may reduce their role in the market arbitrage process or “step away” from these activities. This, in turn, might inhibit the effectiveness of the arbitrage process in maintaining the relationship between the underlying value of the Fund’s assets and the Fund’s market price. This reduced effectiveness could result in Fund Shares trading at a price which differs materially from NAV and also in greater than normal intraday bid/ask spreads for Fund Shares.

Position limits, accountability levels and dynamic price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against bitcoin related losses or as a way to indirectly invest in bitcoin.

The CFTC and U.S. designated contract markets, such as the CME, have established position limits and accountability levels on the maximum net long or net short BTC Contracts that the Fund may hold, own or control. Spot position limits are set at 4,000 contracts. A position accountability level of 5,000 contracts will be applied to positions in single months outside the spot month and in all months combined. The MBT Contracts have a spot month limit of 200,000 contracts and a position accountability level of 250,000 contracts. Accountability levels are not fixed ceilings but rather thresholds above which the exchange may exercise greater scrutiny and control over an investor, including limiting the Fund to holding no more Bitcoin Futures Contracts than the amount established by the accountability level. The potential for the Fund to reach position or accountability limits will depend on if and how quickly the Fund’s net assets increase.

In addition to position limits and accountability limits, the CME places daily price fluctuation limits on Bitcoin Futures Contracts that represent the maximum daily price range permitted for a contract. Once a price fluctuation limit has been reached, no trades may be made at a price beyond that limit. Under the price fluctuation mechanism that was initially put into place when Bitcoin Futures Contracts were launched on the CME in December 2017, price fluctuation limits were triggered 116 times. In March 2019, the CME adopted a dynamic price fluctuation mechanism. This mechanism assigns an initial opening price fluctuation limit equal to a percentage of the prior trading day’s settlement price (or a different price if deemed more appropriate), which then moves with the market throughout the day. Since dynamic price fluctuation limits were introduced, price limits have been triggered 89 times and there has been one “hard limit move.” A hard limit move is when the price of Bitcoin Futures Contracts exceeds a price limit that defines the minimum/maximum price to which such Bitcoin Futures Contracts can move for the given trade date. If the hard limit is reached, trade matching will not occur at prices above the maximum price or below the minimum price.

Position limits, accountability limits and dynamic price fluctuation limits may limit the Fund’s ability to invest the proceeds of Creation Baskets in Bitcoin Futures Contracts. As result, when the Fund sells Creation Baskets it may be limited in its ability to invest in Bitcoin Futures Contracts. In such case, the Fund may hold larger amounts of cash and cash equivalents, which will impair the Fund’s ability to meet its investment objective of tracking the Benchmark.

Price fluctuation limits may contribute to a lack of liquidity and have a negative impact on Fund performance. During periods of market illiquidity, including periods of market disruption and volatility, it may be difficult or impossible for the Fund to buy or sell futures at desired prices or at all.

An investment in the Fund may provide you with little or no diversification benefits. Thus, in a declining market, the Fund may have no gains to offset your losses from other investments, and you may suffer losses on your investment in the Fund at the same time you incur losses with respect to other asset classes.

It cannot be predicted to what extent the performance of bitcoin will or will not correlate to the performance of other broader asset classes such as stocks and bonds. If the Fund’s performance were to move more directly with the financial markets, you will obtain little or no diversification benefits from an investment in the Shares. In such a case, the Fund may have no gains to offset your losses from other investments, and you may suffer losses on your investment in the Fund at the same time you incur losses with respect to other investments.

Variables such as cost of electricity, regulation, market disruptions, cyber-attacks and political events may have a larger impact on bitcoin and bitcoin interest prices than on traditional securities and broader financial markets. These additional variables may create additional investment risks that subject the Fund’s investments to greater volatility than investments in traditional securities.

Lower correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. There is no historic evidence that the spot price of bitcoin and prices of other financial assets, such as stocks and bonds, are negatively correlated. In the absence of negative correlation, the Fund cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.

If changes in the Fund’s NAV do not correlate with changes in the Benchmark, then investing in the Fund may not be an effective way to hedge against bitcoin related losses or indirectly invest in bitcoin.

Futures Commission Merchant Risks

The Fund has two futures commission merchants.

The Fund currently has two futures commission merchants (“FCMs”) through which it buys and sells futures contracts. Volatility in the bitcoin futures market may lead one or both of the Fund’s FCMs to impose risk mitigation procedures that could limit the Fund’s investment in Bitcoin Futures Contracts beyond the accountability and position limits imposed by the CME futures contract exchange as discussed herein. An FCM could impose a financial ceiling on initial margin that could change and become more or less restrictive on the Fund’s activities depending upon a variety of conditions beyond the Sponsor’s control. If the Fund’s FCMs were to impose position limits, or if any other FCM with which the Fund establishes a relationship in the future were to impose position limits, the Fund’s ability to meet its investment objective could be negatively impacted. The Fund continues to monitor and manage its existing relationships with its FCMs and will continue to seek additional relationships with FCMs as needed.

Risks Associated With the Fund’s Investment In Cash and Cash Equivalents

The Fund may experience a loss if it is required to sell cash equivalents at a price lower than the price at which they were acquired.

If the Fund is required to sell its cash equivalents at a price lower than the price at which they were acquired, the Fund will experience a loss. This loss may adversely impact the price of the Shares and may decrease the correlation between the price of the Shares, the Benchmark, and the spot price of bitcoin. The value of cash equivalents held by the Fund generally moves inversely with movements in interest rates. The prices of longer maturity securities are subject to greater market fluctuations as a result of changes in interest rates. While the short-term nature of the Fund’s investments in cash equivalents should minimize the interest rate risk to which the Fund is subject, it is possible that the cash equivalents held by the Fund will decline in value.

Risk Related To Lack of Liquidity

Certain of the Fund’s investments could be illiquid, which could cause large losses to investors at any time or from time to time.

If the Fund’s ability to obtain exposure to bitcoin and Bitcoin Futures Contracts in accordance with its investment objective is disrupted for any reason including, because of limited liquidity in the bitcoin market, bitcoin futures market, a disruption to the bitcoin or bitcoin futures market, or as a result of margin requirements or position limits imposed by the Fund’s futures commission merchants, the CME, or the CFTC, the Fund may not be able to achieve its investment objective and may experience significant losses. Any disruption in the Fund’s ability to obtain exposure to bitcoin or to Bitcoin Futures Contracts will cause the Fund’s performance to deviate from the performance of bitcoin. In addition, the Fund might grow to a size where a lack of liquidity in the futures market meant that the Fund could not sell enough assets to honor redemption requests. For further information regarding the impact of suspending redemptions, see “Suspension or Rejection of Redemption Orders” on page 75.

A market disruption, such as a government taking regulatory or other actions that disrupt the market in bitcoin, can also make it difficult to liquidate a position. Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, the Fund does not intend at this time to establish a credit facility, which would provide an additional source of liquidity, but instead will rely only on the cash and cash equivalents that it holds to meet its liquidity needs. The anticipated value of the positions in bitcoin and Bitcoin Futures Contracts that the Sponsor will acquire or enter into for the Fund increases the risk of illiquidity. Because Bitcoin Futures Contracts may be illiquid, the Fund’s holdings may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated.

Buying and selling activity associated with the purchase and redemption of may adversely affect an investment in the Shares.

The Sponsor’s purchase of bitcoin in connection with basket creation orders may cause the price of bitcoin to increase, which will result in higher prices for the Shares. Increases in the bitcoin prices may also occur as a result of bitcoin purchases by other market participants who attempt to benefit from an increase in the market price of bitcoin when baskets are created. The market price of bitcoin may therefore decline immediately after baskets are created.

Selling activity associated with sales of bitcoin by the Sponsor in connection with redemption orders may decrease the bitcoin prices, which will result in lower prices for the Shares. Decreases in bitcoin prices may also occur as a result of selling activity by other market participants.

In addition to the effect that purchases and sales of bitcoin by the Sponsor and other market participants may have on the price of bitcoin, other exchange-traded products or large private investments vehicles with similar investment vehicles (if developed) could represent a substantial portion of demand for bitcoin at any given time and the sales and purchases by such investments may impact the price of bitcoin. If the price of bitcoin declines, the trading price of the Shares will generally also decline.

The inability of Authorized Purchasers and market makers to hedge their bitcoin exposure may adversely affect the liquidity of Shares and the value of an investment in the Shares.

Authorized Purchasers and market makers will generally want to hedge their exposure in connection with basket creation and redemption orders. To the extent Authorized Purchasers and market makers are unable to hedge their exposure due to market conditions (e.g., insufficient bitcoin liquidity in the market, inability to locate an appropriate hedge counterparty, extreme volatility in the price of bitcoin, wide spreads between prices quotes on different bitcoin trading platforms, etc.), such conditions may make it difficult to create or redeem Baskets or cause them to not create or redeem Baskets. In addition, the hedging mechanisms employed by Authorized Purchasers and market makers to hedge their exposure to bitcoin may not function as intended, which may make it more difficult for them to enter into such transactions. Such events could negatively impact the market price of Shares and the spread at which Shares trade on the open market. To the extent Authorized Purchasers wish to use futures to hedge their exposure, note that while growing in recent years, the market for exchange-traded bitcoin futures has a limited trading history and operational experience and may be less liquid, more volatile and more vulnerable to economic, market and industry changes than more established futures markets. The liquidity of the market will depend on, among other things, the adoption of bitcoin and the commercial and speculative interest in the market.

Arbitrage transactions intended to keep the price of Shares closely linked to the price of bitcoin may be problematic if the process for the creation and redemption of Baskets encounters difficulties, which may adversely affect an investment in the Shares.

If the processes of creation and redemption of the Shares encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying bitcoin may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of Shares may decline and the price of the Shares may fluctuate independently of the price of bitcoin and may fall.

Examples of such unanticipated difficulties in the creation and redemption process might include, but are not limited to, operational failures such as technological malfunctions in the trade execution or settlement systems, delays or inaccuracies in data feeds, or disruptions in the communication channels used to transmit creation and redemption orders. Regulatory changes or legal challenges could also impose unforeseen hurdles, potentially leading to delays or restrictions in the processing of creation and redemption orders. Furthermore, liquidity issues in the bitcoin market itself could impede the ability to acquire or dispose of bitcoin efficiently, thereby affecting the creation and redemption of baskets.

Loss of a critical banking relationship for, or the failure of a bank used by, the Fund could adversely impact the Fund’s ability to create or redeem baskets, or could cause losses to the Fund.

To the extent that the Fund faces difficulty establishing or maintaining banking relationships, the loss of the Fund’s banking partners, the imposition of operational restrictions by these banking partners and the inability for the Fund to utilize other financial institutions may result in a disruption of creation and redemption activity of the Fund, or cause other operational disruptions or adverse effects for the Fund. In the future, it is possible that the Fund could be unable to establish accounts at new banking partners or establish new banking relationships, or that the banks with which the Fund is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

The Fund could also suffer losses in the event that a bank in which the Fund holds assets fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. Recently, some banks have experienced financial distress. For example, on March 8, 2023, the California Department of Financial Protection and Innovation (“DFPI”) announced that Silvergate Bank had entered voluntary liquidation, and on March 10, 2023, Silicon Valley Bank, (“SVB”), was closed by the DFPI, which appointed the FDIC, as receiver. Similarly, on March 12, 2023, the New York Department of Financial Services took possession of Signature Bank and appointed the FDIC as receiver. On May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. The future failure of a bank at which the Fund maintains assets, could result in losses to the Trust to the extent the cash balances are not subject to deposit insurance.

The Fund and other funds with similar investment strategies may try to exit positions at the same time.

If the Fund and other funds with similar investment strategies try to sell bitcoin or exit their Bitcoin Futures Contract positions at the same time, such a mass exit could have detrimental effect on price and liquidity, and you could incur losses in your investment in Shares of the Fund.

Hedging Risk

If the nature of the purchasers in the futures market shifts such that bitcoin purchasers are the predominant hedgers in the market, the Fund might have to reinvest at higher futures prices or choose other bitcoin interests.

The changing nature of the purchasers in the bitcoin market will influence whether bitcoin futures prices are above or below the expected future spot price. Holders of bitcoin will typically seek to hedge against falling bitcoin prices by selling Bitcoin Futures Contracts. Therefore, if holders of bitcoin become the predominant hedgers in the futures market, prices of Bitcoin Futures Contracts will typically be below expected future spot prices. Conversely, if the predominant hedgers in the futures market are the holders of bitcoin who purchase Bitcoin Futures Contracts to hedge against a rise in prices, prices of Bitcoin Futures Contracts will likely be higher than expected future spot prices. This can have significant implications for the Fund when it is time to sell a Bitcoin Futures Contract or purchase a new Bitcoin Futures Contract or to sell a Bitcoin Futures Contract to meet redemption requests.

Regulatory Risk

Digital asset markets in the U.S. exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of bitcoin or the Shares.

There is a lack of consensus regarding the regulation of digital assets, including bitcoin, and their markets. As a result of the growth in the size of the digital asset market, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, OCC, CFTC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset markets. Many of these state and federal agencies have brought enforcement actions or issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or bitcoin in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Fund to continue to operate. Regulatory developments such as by banning, restricting or imposing onerous conditions or prohibitions on the use of bitcoins, mining activity, digital wallets, the provision of services related to trading and custodying bitcoin, the operation of the Bitcoin Network, or the digital asset markets generally may adversely impact the value of bitcoin and, therefore, of the Fund.

The bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset exchanges, platforms, and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset exchanges and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital assets industry, may amplify and/or accelerate these trends. On January 3, 2023, the federal banking agencies issued a joint statement on crypto-asset risks to banking organizations following events which exposed vulnerabilities in the crypto-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility, and contagion risk. Although banking organizations are not prohibited from crypto-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in crypto-asset related activities or have concentrated exposures to the crypto-asset sector.

US federal and state regulators, as well as the White House, have issued reports and releases concerning crypto assets, including Bitcoin and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. A divided Congress makes any prediction difficult. We cannot predict how these and other related events will affect us or the crypto asset business.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. Moreover, President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. A number of reports issued pursuant to the Executive Order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.

It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

FinCEN requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti-money laundering regulations applicable to money transmitters. Entities which fail to comply with such regulations are subject to fines, may be required to cease operations, and could have potential criminal liability. For example, in 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the Bank Secrecy Act by acting as an MSB and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110 million fine against BTC-e, a now defunct digital asset exchange, for similar violations. The requirement that exchangers that do business in the U.S. register with FinCEN and comply with anti-money laundering regulations may increase the cost of buying and selling bitcoin and therefore may adversely affect the price of bitcoin and an investment in the Shares.

The Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury has added digital currency addresses, including addresses on the Bitcoin network, to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether bitcoin that has been associated with such addresses in the past can be easily sold. This “tainted” bitcoin may trade at a substantial discount to untainted bitcoin. Reduced fungibility in the bitcoin markets may reduce the liquidity of bitcoin and therefore adversely affect their price.

In February 2020, then-U.S. Treasury Secretary Steven Mnuchin stated that digital assets were a “crucial area” on which the U.S. Department of the Treasury has spent significant time. Secretary Mnuchin announced that the U.S. Department of the Treasury is preparing significant new regulations governing digital asset activities to address concerns regarding the potential use for facilitating money laundering and other illicit activities. In December 2020, FinCEN, a bureau within the U.S. Department of the Treasury, proposed a rule that would require financial institutions to submit reports, keep records, and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In January 2021, U.S. Treasury Secretary nominee Janet Yellen stated her belief that regulators should “look closely at how to encourage the use of digital assets for legitimate activities while curtailing their use for malign and illegal activities.”

Under regulations from the New York State Department of Financial Services (“NYDFS”), businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a BitLicense, from the NYDFS and must comply with anti-money laundering, cyber security, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in certain digital asset business activities. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

The inconsistency in applying money transmitting licensure requirements to certain businesses may make it more difficult for these businesses to provide services, which may affect consumer adoption of bitcoin and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. It is still unclear, however, how many states, if any, will adopt some or all of the model legislation.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Bitcoin network were to adopt any of these features, these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. Although no regulatory action has been taken to treat privacy enhancing digital assets differently, this may change in the future.

Legal status of bitcoin.

The legal status of digital assets varies substantially across jurisdictions. In many countries, the bitcoin legal status is still undefined or changing. Some countries have deemed the usage of bitcoin illegal. Other countries have banned digital assets or securities or derivatives in respect to them (including for certain categories of investor), banned the local banks from working with digital assets or restricted the use of digital assets in other ways. Furthermore, the status of bitcoin remains undefined and there is uncertainty as to whether bitcoin assets are a security, money, a commodity or property. In some countries, such as the United States, different government agencies define digital assets differently, leading to regulatory conflict and uncertainty. This uncertainty is compounded by the rapid evolution of regulations. Countries may, in the future, explicitly restrict, outlaw or curtail the acquisition, use, trade or redemption of bitcoin. In such a scenario, there may be adverse effects on the value of bitcoin and the Fund’s Shares, including the termination of the Fund.

A determination that bitcoin or any other digital asset is a “security” may adversely affect the value of bitcoin and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Fund.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC indicate that the SEC does not consider bitcoin to be a security, at least currently, and the staff has provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the promoters of several other digital assets on the basis that the digital assets in question are securities.

Whether a digital asset is a security under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve.

Any enforcement action by the SEC or a state securities regulator asserting that bitcoin is a security, or a court decision, to that effect would be expected to have an immediate material adverse impact on the trading value of bitcoin, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset is determined or asserted to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars.

Lack of regulation of the bitcoin market.

Bitcoin, the Bitcoin Network and the bitcoin trading venues are relatively new and, in most cases, largely unregulated. As a result of this lack of regulation, individuals, or groups may engage in insider trading, fraud or market manipulation with respect to bitcoin. Such manipulation could cause investors in bitcoin to lose money, possibly the entire value of their investments. Over the past several years, a number of bitcoin trading venues have been closed due to fraud, failure or security breaches. The nature of the assets held at bitcoin trading venues make them appealing targets for hackers and a number of bitcoin trading venues have been victims of cybercrimes and other fraudulent activity. These activities have caused significant, in some cases total, losses for bitcoin investors. Investors in bitcoin may have little or no recourse should such theft, fraud or manipulation occur. There is no central registry showing which individuals or entities own bitcoin or the quantity of bitcoin that is owned by any particular person or entity. There are no regulations in place that would prevent a large holder of bitcoin or a group of holders from selling their bitcoins, which could depress the price of bitcoin, or otherwise attempting to manipulate the price of bitcoin or the Bitcoin Network. Events that reduce user confidence in bitcoin, the Bitcoin Network and the fairness of bitcoin trading venues could have a negative impact on the price of bitcoin and the value of an investment in the Fund.

Risk of illicit activities.

As bitcoins have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including the FinCEN, SEC, CFTC, the FINRA, the CFPB, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, and state financial institution regulators) have been examining the Bitcoin Network, bitcoin users and the Bitcoin Exchange Market, with particular focus on the extent to which bitcoins can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges or other service providers that hold bitcoins for users. The imposition of stricter governmental regulation of the bitcoin market may adversely impact the activities of the Fund, for example, by reducing the liquidity of the bitcoin markets.

Competing industries may have more influence with policymakers than the digital asset industry, which could lead to the adoption of laws and regulations that are harmful to the digital asset industry.

The digital asset industry is relatively new and does not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or crypto asset platforms, which could adversely impact the value of bitcoin and therefore the value of the Shares.

Regulatory changes or actions in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks in a manner that adversely affects the value of the Shares.

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect digital asset networks (including the Bitcoin Network), the digital asset markets (including the bitcoin market), and their users, particularly digital asset exchanges and service providers that fall within such jurisdictions’ regulatory scope. Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of bitcoin. The effect of any future regulatory change on bitcoin is impossible to predict, but such change could be substantial and adverse to the Fund and the value of the Shares.

Regulation of futures markets, futures contracts and futures exchanges is extensive and constantly changing; future regulatory developments are impossible to predict but may significantly and adversely affect the Fund. This risk is especially heightened for cryptocurrency derivatives and cryptocurrencies.

The regulation of futures markets, futures contracts and futures exchanges has historically been comprehensive. The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency including, for example, the retroactive implementation of speculative position limits, increased margin requirements, the establishment of dynamic price limits and the suspension of trading on an exchange or trading facility.

The regulation of bitcoin interest and crypto derivatives transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in 2010. As the Dodd-Frank Act continues to be implemented by the CFTC and the SEC, there is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Fund, or the ability for the Fund to continue to implement its investment strategy. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities and crypto derivatives markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Fund is impossible to predict but could be substantial and adverse.

The regulation of cryptocurrency derivatives and cryptocurrencies continues to evolve. Inconsistent, changing and sometimes conflicting regulations may make it more difficult for bitcoin businesses to provide services, which may slow the adoption of the bitcoin economy and may impede consumer adoption of bitcoin. Future regulatory changes may materially alter the ability to buy and sell bitcoin and bitcoin futures or could impact the ability of the Fund to achieve its investment objective. This may alter the nature of an investment in the Fund or the ability of the Fund to continue to operate as planned.

The Fund’s Operating Risks

The Fund may change its investment objective, benchmark or investment strategies at any time without Shareholder approval or advance notice.

Consistent with applicable provisions of the Trust Agreement and Delaware law, the Fund has broad authority to make changes to the Fund’s operations. The Fund may change its investment objective, benchmark, or investment strategies and Shareholders of the Fund will not have any rights with respect to these changes. Changes are subject to applicable regulatory requirements, including, but not limited to, any requirement to amend applicable listing rules of NYSE Arca. The reasons for and circumstances that may trigger any such changes may vary widely and cannot be predicted. By way of example, the Fund may change the term structure or underlying components of the Benchmark in furtherance of the Fund’s investment objective if, due to market conditions, a potential or actual imposition of position limits by the CFTC or futures exchange rules, or the imposition of risk mitigation measures by a futures commission merchant restricts the ability of the Fund to invest in bitcoin contracts. Shareholders may experience losses on their investments in the Fund as a result of such changes.

Right to change the benchmark.

The Sponsor, in its sole discretion, may cause the Fund to track a benchmark other than the Benchmark at any time, with prior notice to the investors, if investment conditions change or the Sponsor believes that another benchmark or standard better aligns with the Fund’s investment objective and strategy. The Sponsor, however, is under no obligation whatsoever to make such changes in any circumstance.

The Fund is not a registered investment company, so investors do not have the protections of the Investment Company Act of 1940.

The Fund is not an investment company subject to the Investment Company Act of 1940. Accordingly, Shareholders do not have the protections expressly provided by that statute, including: provisions preventing Fund insiders from managing the Fund to their benefit and to the detriment of Fund Shareholders; provisions preventing the Fund from issuing securities having inequitable or discriminatory provisions; provisions preventing Fund management by irresponsible persons; provisions preventing the use of unsound or misleading methods of computing Fund earnings and asset value; provisions prohibiting suspension of redemptions (except under limited circumstances); provisions limiting fund leverage; provisions imposing a fiduciary duty on fund managers with respect to receipt of compensation for services; and provisions preventing changes in the Fund’s character without the consent of Fund Shareholders.

The Sponsor relies on key personnel to oversee commodity pool activities.

In overseeing the day to day activities of the Commodity Pool, the Sponsor relies on a single Series 3-registered individual. If that person were to leave or be unable to carry out their present responsibilities, it will have an adverse effect on the management of the Fund. To the extent that the Sponsor establishes additional commodity pools, even greater demands will be placed on this individual. There is no guarantee that the Sponsor will be able to retain this individual.

There are technical risks inherent in the trading system the Sponsor intends to employ.

The Sponsor’s order management system is a broadly used and well-known computer-based system that utilizes external data feeds of market information. The Sponsor can experience business interruptions if its order management system or data feeds are disrupted or corrupted. For further discussion of technical and business continuity risks to the Fund’s and the Sponsor’s systems, see the discussion under the caption “Event Risk” below.

Several factors may affect the Fund’s ability to achieve its investment objective on a consistent basis.

There can be no assurance that the Fund will achieve its investment objective. Factors that may affect the Fund’s ability to meet its investment objective include: (1) Fund’s ability to purchase and sell bitcoin and Bitcoin Futures Contracts in an efficient manner to effectuate creation and redemption orders; (2) transaction fees associated with the Bitcoin Network; (3) the bitcoin market becoming illiquid or disrupted; (4) the need to conform the Fund’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (5) early or unanticipated closings of the markets on which bitcoin trades, resulting in the inability of Fund to execute intended portfolio transactions; and (6) accounting standards.

Shareholders cannot be assured of the Sponsor’s continued services, and discontinuance may be detrimental to the Fund.

Shareholders cannot be assured that the Sponsor will be willing or able to continue to service the Fund for any length of time. If the Sponsor discontinues its activities on behalf of the Fund or other investment fund complex, the Fund may be adversely affected. If the Sponsor’s registrations with the CFTC or memberships in the NFA were revoked or suspended, the Sponsor would no longer be able to provide services to the Fund.

The Fund could terminate at any time and cause the liquidation and potential loss of Shareholders’ investments and could upset the overall maturity and timing of Shareholders’ investment portfolio.

The Fund may terminate at any time, regardless of whether the Fund has incurred losses, subject to the terms of the Trust Agreement. For example, the dissolution or resignation of the Sponsor would cause the Trust to terminate unless Shareholders holding a majority of the outstanding Shares of the Trust, voting together as a single class, elect within 90 days of the event to continue the Trust and appoint a successor Sponsor. In addition, the Sponsor may terminate the Fund if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. As of the date hereof, the Sponsor pays the fees, costs, and expenses of the Fund. If the Sponsor and the Fund are unable to raise sufficient funds so that the expenses are reasonable in relation to the Fund’s NAV, the Fund may be forced to terminate, and investors may lose all or part of their investment. The Sponsor estimates that costs could be deemed unreasonable in the case where the NAV of the fund stays below $20 million. Any expenses related to the operation of the Fund would need to be paid by the Sponsor at the time of termination.

However, no level of losses will require the Sponsor to terminate the Fund. The Fund’s termination would result in the liquidation of its investments and the distribution of its remaining assets to the Shareholders on a pro rata basis in accordance with their Shares, and the Fund could incur losses in liquidating its investments in connection with a termination. Termination could also negatively affect the overall maturity and timing of your investment portfolio.

The Sponsor may manage a large number of assets, and this could affect the Fund’s ability to trade profitably.

Increases in assets under management may affect trading decisions. While the Fund’s assets are currently at manageable levels, the Sponsor does not intend to limit the amount of Fund assets. The more assets the Sponsor manages, the more difficult it may be for it to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance and of managing risk associated with larger positions.

The liability of the Sponsor and the Trustee are limited, and the value of the Shares will be adversely affected if the Fund is required to indemnify the Trustee or the Sponsor.

Under the Trust Agreement, the Trustee and the Sponsor are not liable, and have the right to be indemnified, for any liability or expense incurred absent gross negligence or willful misconduct on the part of the Trustee or Sponsor, as the case may be. That means the Sponsor may require the assets of the Fund to be sold in order to cover losses or liability suffered by the Sponsor or by the Trustee. Any sale of that kind would reduce the NAV of the Fund and the value of its Shares.

The Fund may incur higher fees and expenses upon renewing existing or entering into new contractual relationships.

The arrangements between clearing brokers and counterparties on the one hand and the Fund on the other generally are terminable by the clearing brokers or counterparty upon notice to the Fund. In addition, the agreements between the Fund and its third-party service providers, such as the Marketing Agent and the Custodians, are generally terminable at specified intervals. Upon termination, the Sponsor may be required to renegotiate or make other arrangements for obtaining similar services if the Fund intends to continue to operate. Comparable services from another party may not be available, or even if available, these services may not be available on the terms as favorable as those of the expired or terminated arrangements.

The Fund may experience a higher breakeven if interest rates decline.

The Fund seeks to earn interest on cash balances available for investment. If actual interest rates earned were lower than the current rate estimated, the breakeven estimated by the Fund could be higher.

The Fund is not actively managed.

The Fund is not actively managed. In furtherance of the Fund’s policy to maximize its holdings in bitcoin, the Sponsor will use cash received through the creation process to purchase Bitcoin Futures Contracts to be exchanged for bitcoin such that at least 95% of the assets of the Fund will be in bitcoin. In the extraordinary event that Bitcoin Futures Contracts are unable to be readily exchanged for bitcoin, the Fund will continue to hold Bitcoin Futures Contracts. The Sponsor does not have discretion in choosing the Fund’s investments. See “Use of Proceeds.” The percentage allocation to Bitcoin Futures Contracts is determined daily such that the Fund may maintain Bitcoin Futures Contracts positions (with related cash reserves to meet applicable margin requirements) to hedge the cash balance that the Sponsor deems necessary to meet the Fund’s liquidity needs for the cash payment of Share redemption settlements and of other applicable expenses borne by the Fund.

The Fund invests in bitcoin and Bitcoin Futures Contracts without being leveraged or unable to satisfy its expected current or potential margin or collateral obligations with respect to its investments. After fulfilling such margin and collateral requirements, the Fund invests the remainder of its proceeds from the sale of baskets in short term financial instruments of the type commonly known as “cash and cash equivalents.” As a result, investors in the Fund may incur a partial or complete loss of their investment even when the performance of the Benchmark is positive.

The Net Asset Value calculation of the Fund may be overstated or understated due to the valuation method employed to value the Fund’s spot bitcoin positions on a day to day basis and, for the futures positions, when a settlement price is not available on the date of net asset value calculation.

The Fund’s NAV includes, in part, any unrealized profits or losses on open positions. Under normal circumstances, the NAV reflects the quoted CME settlement price of open futures contracts on the date when the NAV is being calculated. In instances when the quoted settlement price of futures contracts traded on an exchange may not be reflective of fair value based on market condition, generally due to the operation of daily limits or other rules of the exchange or otherwise, the NAV may not reflect the fair value of open futures contracts on such date. For purposes of financial statements and reports, when a bitcoin futures contract has closed at its price fluctuation limit the Fund will use the daily CME settlement price for the determination of NAV.

Purchases or redemptions of creation units in cash may cause the Fund to incur certain costs or recognize gains or losses.

Purchases and redemptions of creation units will be transacted in cash rather than ‘in-kind’ where creation units are purchased and redeemed in exchange for underlying constituent securities. Purchases of creation baskets with cash may cause the Fund to incur certain costs including brokerage commissions and redemptions of creation baskets with cash may result in the recognition of gains or losses that the Fund might not have incurred if it had made redemptions in-kind.

An unanticipated number of redemption requests during a short period of time could have an adverse effect on the NAV of the Fund.

If a substantial number of requests for redemption of Redemption Baskets are received by the Fund during a relatively short period of time, the Fund may not be able to satisfy the requests from the Fund’s assets not committed to trading. As a consequence, it could be necessary to liquidate the Fund’s trading positions before the time that its trading strategies would otherwise call for liquidation, which may result in losses.

Fund assets may be depleted if investment performance does not exceed fees.

Over time, the Fund’s assets could be depleted if investment performance does not exceed fees paid by the Fund.

The Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.90% per annum of the daily NAV of the Fund. The Management Fee is paid in consideration of the Sponsor’s services related to the management of the Fund’s business and affairs, including the provision of commodity futures trading advisory services. Creation with cash may cause the Fund to incur certain costs including brokerage commissions and redemptions of creation units with cash may result in the recognition of gains or losses that the Fund might not have incurred if it had made redemptions in-kind. The Fund pays all of its respective brokerage commissions, including applicable exchange fees, NFA fees and give-up fees, and other transaction related fees and expenses charged in connection with trading activities for the Fund’s investments in CFTC regulated investments. The Fund also pays all fees and commissions related to the EFP transactions for the sale and purchase of spot bitcoin, including any bitcoin transaction fees for on-chain transfers of bitcoin. The Fund bears other transaction costs related to the FCM capital requirements on a monthly basis. The Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Administrator, Sub-Administrator, Custodians, Marketing Agent, Transfer Agent, licensors, accounting and audit fees and expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses. The Fund pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses.

General expenses of the Trust will be allocated among the Fund and any future series of the Trust as determined by the Sponsor in its discretion. The Trust may be required to indemnify the Sponsor, and the Trust and/or the Sponsor may be required to indemnify the Trustee, Marketing Agent or Administrator, under certain circumstances. The Trust is obligated to indemnify the Cash Custodian pursuant to its agreement with the Cash Custodian, and Global Fund Services pursuant to the Sub-Administration Agreement, the Transfer Agent Servicing Agreement and the Fund Accounting Agreement. Unless such expenses are specifically attributable the Fund or arise out of the Fund’s operations, any such expenses will be allocated by the Sponsor using a pro rata methodology that allocates certain Trust expenses to the Fund and each other series of the Trust in existence at the occurrence of any such expense according to the relative net asset values of the Fund and each other series of the Trust. Expenses paid by Sponsor are not subject to any caps or limits.

The liquidity of the Shares may be affected by the withdrawal from participation of Authorized Purchasers, market makers, or other significant secondary-market purchasers which could adversely affect the market price of the Shares.

Only an Authorized Purchaser may engage in creation or redemption transactions directly with the Fund. The Fund has a limited number of institutions that act as Authorized Purchasers. To the extent that these institutions exit the business or are unable to proceed with creation and/or redemption orders with respect to the Fund and no other Authorized Purchaser is able to step forward to create or redeem creation units, Fund Shares may trade at a discount to NAV and possibly face trading halts and/or delisting. In addition, a decision by a market maker, lead market maker, or other large investor to cease activities for the Fund or a decision by a secondary market purchaser to sell a significant number of the Fund’s Shares could adversely affect liquidity, the spread between the bid and ask quotes, and potentially the price of the Shares. The Sponsor can make no guarantees that participation Creatby Authorized Purchasers or market makers will continue.

There may be situations where an Authorized Purchaser is unable to proceed with a redemption order. To the extent the value of bitcoin decreases, these delays may result in a decrease in the value of the Shares and the corresponding cash distribution the Authorized Purchaser will receive when the redemption occurs, as well as a reduction in liquidity for all shareholders in the secondary market.

Although Shares surrendered by Authorized Purchasers in basket-size aggregations are redeemable in exchange for cash, redemptions may be suspended during periods of NYSE trading suspension or restriction, or during emergencies that make it reasonably impracticable to deliver, dispose of, or evaluate bitcoin. If any of these events occurs at a time when an Authorized Purchaser intends to redeem Shares, and the price of bitcoin decreases before such Authorized Purchaser can request for redemption and the redemption distribution is determined, such Authorized Purchaser will sustain a loss. This loss pertains to the amount of cash received from the Fund upon the redemption of its Shares, had the redemption taken place when such Authorized Purchaser originally intended it to occur. As a consequence, Authorized Purchasers may reduce their trading in Shares during suspension or restriction periods, decreasing the number of potential buyers of Shares in the secondary market and, therefore, decreasing the price a Shareholder may receive upon sale.

If a minimum number of Shares is outstanding, market makers may be less willing to purchase Shares in the secondary market which may limit your ability to sell Shares.

There is a minimum number of baskets and associated Shares specified for the Fund. Although the Fund has never halted redemptions due to the number of Shares outstanding, if the Fund experienced redemptions that caused the number of Shares outstanding to decrease to the minimum level of Shares required to be outstanding, until the minimum number of Shares is again exceeded through the purchase of a new Creation Basket, there can be no more redemptions by an Authorized Purchaser. In such case, market makers may be less willing to purchase Shares from investors in the secondary market, which may in turn limit the ability of Shareholders of the Fund to sell their Shares in the secondary market. These minimum levels for the Fund are 50,000 Shares representing five baskets. The minimum level of Shares specified for the Fund is subject to change. (The current number of Shares outstanding will be posted daily on our website, http://hashdex-etfs.com/.)

The postponement, suspension or rejection of purchase or redemption orders could adversely affect a Shareholder redeeming their Shares in the Fund.

The postponement, suspension or rejection of creation or redemption orders may adversely affect an investment in the Shares of the Fund. To the extent orders are suspended or rejected, the arbitrage mechanism resulting from the process through which Authorized Purchasers create and redeem Shares directly with the Fund may fail to closely link the price of the Shares to the value of bitcoin or Bitcoin Futures Contracts, as measured using the Benchmark. If this is the case, the liquidity of the Shares may decline, and the price of the Shares may fluctuate independently of the Benchmark and may fall.

There are no limitations on the Sponsor’s discretion to postpone, suspend or reject purchase or redemption orders under the Securities Act or SEC listing orders permitting the listing and trading of the Fund’s Shares on NYSE Arca. In addition, Shareholders of the Fund will not have the protections provided in this regard that are applicable to funds regulated under the Investment Company Act of 1940.

Investors may not be able to buy or sell Shares of the Fund through their current brokerages.

Because of volatility and other risks associated with bitcoin-related investments, brokerage firms may limit or not permit trading in such investments. Because of current or future brokerage policies regarding bitcoin-linked securities, investors could have difficulty selling Shares through their brokerage and potentially face restrictions when or how they could trade their Shares.

The failure or bankruptcy of a clearing broker could result in substantial losses for the Fund; the clearing broker could be subject to proceedings that impair its ability to execute the Fund’s trades.

Under CFTC regulations, a clearing broker with respect to the Fund’s exchange-traded bitcoin interests must maintain customers’ assets in a bulk segregated account. If a clearing broker fails to do so or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as the Fund, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. The Fund also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which bitcoin interests are traded.

From time to time, the clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear the Fund’s trades.

Buying or selling bitcoin.

The Fund may transact with bitcoin exchanges and over-the-counter bitcoin market makers. The Fund will take on credit risk every time it purchases or sells bitcoin, and its contractual rights with respect to such transactions may be limited. It is possible that, through computer or human error, or through theft or criminal action, the Fund’s bitcoins or cash could be transferred in incorrect amounts or to unauthorized third parties. To the extent that the Fund is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Fund’s bitcoins or cash (through error or theft), the Fund will be unable to recover incorrectly transferred bitcoins or cash, and such losses will negatively impact the Fund. In the event the Fund is unable to recover any incorrectly transferred bitcoins or cash, the Fund will not be liable to the Shareholders for any such losses.

If the Bitcoin Custody Agreement, Cash Custody Agreement or an Authorized Purchaser Agreement is terminated or the Bitcoin Custodian, Cash Custodian or an Authorized Purchaser becomes insolvent or fails to provide services as required, the Sponsor may need to find and appoint a replacement custodian or authorized purchaser, which could pose a challenge to the safekeeping of the Fund’s bitcoins, the Fund’s ability to create and redeem shares and the Fund’s ability to continue to operate may be adversely affected.

The Fund is dependent on the Bitcoin Custodian, which is BitGo Trust Company, to operate. The Bitcoin Custodian performs essential functions in terms of safekeeping the Fund’s bitcoin in the custodial wallets, as detailed in the “Bitcoin Custody Agreement” section. If Bitcoin Custodian fails to perform the functions they perform for the Fund, the Fund may be unable to operate or create or redeem Baskets, which could force the Fund to liquidate or adversely affect the price of the Shares.

Transferring maintenance responsibilities of the Fund’s account at the Bitcoin Custodian to another custodian will likely be complex and could subject the Fund’s bitcoin to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Fund’s assets. Also, if Bitcoin Custodian become insolvent, suffer business failure, cease business operations, default on or fail to perform their obligations under their contractual agreements with the Fund, or abruptly discontinue the services they provide to the Fund for any reason, the Fund’s operations including its creation and redemption processes would be adversely affected.

The Sponsor may not be able to find a party willing to serve as the custodian of the Fund’s bitcoin under the same terms as the current Bitcoin Custody Agreement or at all. To the extent that the Sponsor is not able to find a suitable party willing to serve as the custodian, the Sponsor may be required to terminate the Fund and liquidate the Fund’s assets. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified Bitcoin Custody Agreement that is less favorable for the Sponsor or the Fund, the value of the Shares could be adversely affected.

Part of the Fund’s assets are held in cash and cash equivalents with the Cash Custodian and other financial institutions, if applicable. The insolvency of the Cash Custodian and any financial institution in which the Fund holds cash and cash equivalents could result in a substantial loss of the Fund’s cash and cash equivalents.

Similarly, if an Authorized Purchaser suffers insolvency, business failure or interruption, default, failure to perform, security breach or if an Authorized Purchaser chooses not to participate in the creation and redemption process of the Fund, and the Fund is unable to engage replacement Authorized Purchasers on commercially acceptable terms or at all, then the creation and redemption process of the Fund, the arbitrage mechanism used to keep the Shares in line with the NAV and the Fund’s operations generally could be negatively affected.

Lack of fiduciary duty by service providers.

Service providers to the Fund, including Custodians and security vendors, owe no fiduciary duties to the Fund or the shareholders, are not required to act in their best interest and could resign or be removed by Sponsor. The service providers, including custodians and security vendors, that the Fund employs or may employ in the future are not trustees for, and owe no fiduciary duties to, the Fund or the Shareholders. In addition, service providers employed by the Fund have no duty to continue to act as the custodians of the bitcoin held by the Fund. Current or future service providers, including Custodians and security vendors, can terminate their role as Custodian or security vendor for any reason whatsoever upon the notice period provided under the relevant custody agreement. A service provider may also be terminated.

Third parties may infringe upon or otherwise violate intellectual property rights or assert that the Sponsor has infringed or otherwise violated their intellectual property rights, which may result in significant costs, litigation, and diverted attention of Sponsor’s management.

Third parties may assert that the Sponsor has infringed or otherwise violated their intellectual property rights. Third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of the Sponsor and claim that the Sponsor has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, the Sponsor may have to litigate in the future to determine the validity and scope of other parties’ proprietary rights or defend itself against claims that it has infringed or otherwise violated other parties’ rights. Any litigation of this type, even if the Sponsor is successful and regardless of the merits, may result in significant costs, divert resources from the Fund, or require the Sponsor to change its proprietary software and other technology or enter into royalty or licensing agreements.

The Fund may experience substantial losses on transactions if the computer or communications system fails.

The Fund’s trading activities depend on the integrity and performance of the computer and communications systems supporting them. Extraordinary transaction volume, hardware or software failure, power or telecommunications failure, a natural disaster, cyber-attack or other catastrophe could cause the computer systems to operate at an unacceptably slow speed or even fail. Any significant degradation or failure of the systems that the Sponsor uses to gather and analyze information, enter orders, process data, monitor risk levels and otherwise engage in trading activities may result in substantial losses on transactions, liability to other parties, lost profit opportunities, damages to the Sponsor’s and Fund’s reputations, increased operational expenses and diversion of technical resources.

If the computer and communications systems are not upgraded when necessary, the Fund’s financial condition could be harmed.

The development of complex computer and communications systems and new technologies may render the existing computer and communications systems supporting the Fund’s trading activities obsolete. In addition, these computer and communications systems must be compatible with those of third parties, such as the systems of exchanges, clearing brokers and the executing brokers. As a result, if these third parties upgrade their systems, the Sponsor will need to make corresponding upgrades to effectively continue its trading activities. The Sponsor may have limited financial resources for these upgrades or other technological changes. The Fund’s future success may depend on the Sponsor’s ability to respond to changing technologies on a timely and cost-effective basis.

The Fund depends on the reliable performance of the computer and communications systems of third parties, such as brokers and futures exchanges, and may experience substantial losses on transactions if they fail.

The Fund depends on the proper and timely function of complex computer and communications systems maintained and operated by bitcoin market makers, exchanges and Custodians or the futures exchanges, brokers and other data providers that the Sponsor uses to conduct trading activities. Failure or inadequate performance of any of these systems could adversely affect the Sponsor’s ability to complete transactions, including its ability to close out positions, and result in lost profit opportunities and significant losses on cryptocurrency derivative transactions. This could have a material adverse effect on revenues and materially reduce the Fund’s available capital. For example, unavailability of price quotations from third parties may make it difficult or impossible for the Sponsor to conduct trading activities so that the Fund will closely track the Benchmark. Unavailability of records from brokerage firms may make it difficult or impossible for the Sponsor to accurately determine which transactions have been executed or the details, including price and time, of any transaction executed. This unavailability of information also may make it difficult or impossible for the Sponsor to reconcile its records of transactions with those of another party or to accomplish settlement of executed transactions.

An investment in the Fund faces numerous risks from its Shares being traded in the secondary market, any of which may lead to the Fund’s Shares trading at a premium or discount to NAV.

Although the Fund’s Shares are listed for trading on NYSE Arca, there can be no assurance that an active trading market for such Shares will develop or be maintained. Trading in the Fund’s Shares may be halted due to market conditions or for reasons that, in the view of NYSE Arca, make trading in Shares inadvisable. There can be no assurance that the requirements of NYSE Arca necessary to maintain the listing of the Fund will continue to be met or will remain unchanged or that the Shares will trade with any volume, or at all. The NAV of the Fund’s Shares will generally fluctuate with changes in the market value of the Fund’s portfolio holdings. The market prices of Shares will generally fluctuate in accordance with changes in the Fund’s NAV and supply and demand of Shares on the NYSE Arca. It cannot be predicted whether the Fund’s Shares will trade below at or above their NAV. Investors who buy the Fund’s Shares at a market price that is a premium to NAV face a risk of loss if the market price of their Shares subsequently converges with NAV per Share. Investors buying or selling Fund Shares in the secondary market will pay brokerage commissions or other charges imposed by brokers as determined by that broker. Brokerage commissions are often a fixed amount and may be a significant proportional cost for investors seeking to buy or sell relatively small amounts of Shares.

NYSE Arca may halt trading in the Shares which would adversely impact your ability to sell Shares.

Trading in Shares of the Fund may be halted by NYSE Arca due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in view of NYSE Arca, make trading in Shares inadvisable. Such market conditions or other reasons may include when there is significant news directly related to the Fund that, in NYSE Arca’s view or per existing NYSE Arca rules, requires a trading halt, such as when the Sponsor announces news relating to changes/disruptions in the Fund’s create/redeem process during market trading hours. In addition, market conditions that would result in trading halts may also include extraordinary market volatility that trigger rules requiring trading to be halted for a specified period based on a specified market decline. NYSE Arca might also halt trading if there is insufficient trading in BTC or MBT Contracts. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund will be terminated if its Shares are delisted.

A pause in Bitcoin Futures Contracts may lead to gaps between prices in spot and futures markets.

On May 19, 2021, the CME Group temporarily paused trading of bitcoin futures after the bitcoin futures market opened to a large price gap between the derivatives and the underlying crypto asset that triggered CME circuit breakers. Due to the misaligned trading periods between spot and futures markets, such gaps, which can be positive or negative, have the potential to frequently exist and, when CME circuit breakers limit the trading in bitcoin futures markets, bid/ask spreads in Shares of the Fund trading on NYSE Arca may be significantly wider than when bitcoin futures markets are trading without restrictions, which may adversely impact your ability to buy or sell Shares in the Fund at a particular price.

The lack of active trading markets for the Shares of the Fund may result in losses on your investment in the Fund at the time of disposition of your Shares.

Although the Shares of the Fund will be listed and traded on NYSE Arca, there can be no guarantee that an active trading market for the Shares of the Fund will be maintained. If you need to sell your Shares at a time when no active market for them exists, the price you receive for your Shares, assuming that you are able to sell them, likely will be lower than what you would receive if an active market did exist.

The Fund is newly formed by virtue of the Merger with Predecessor Fund and may not be successful in implementing its investment objective or attracting sufficient assets.

The Fund is the survivor of the Merger with the Predecessor Fund and has a limited operating history and a small asset base. There can be no assurance that the Fund will grow to or maintain a viable size, which the Sponsor estimates to be a NAV of $20 million. Due to the Fund’s small asset base, the Fund’s portfolio transaction costs and any costs that are not paid by the Sponsor pursuant to the Management Fee, may be relatively higher than those of a fund with a larger asset base. To the extent that the Fund does not grow to or maintain a viable size, it may be liquidated, and the expenses, timing and tax consequences of such liquidation may not be favorable to some Shareholders.

As the Sponsor and its management have limited history of operating investment vehicles like the Fund, their experience may be inadequate or unsuitable to manage the Fund. Sponsoring the Fund will be the Sponsor’s first experience in operating an exchange traded product that invests in bitcoin and crypto asset markets

The Sponsor and its management team have a limited track record in operating investment vehicles that specifically deal with cryptoassets such as the Fund. This limited experience poses several potential risks to the effective management and operation of the Fund. Cryptoassets, such as bitcoin, are known for their high volatility, unique technical, legal and regulatory challenges, and rapidly evolving market dynamics. The Sponsor’s limited experience in this specific field may not fully equip them to navigate these complexities effectively.

The past performances of the Sponsor’s management in other investment vehicles are no indication of their ability to manage an investment vehicle such as the Fund. The unique nature of cryptoassets makes past performance an unreliable indicator of future success in this area. The cryptoasset market is technology-driven and requires a deep understanding of the underlying blockchain technology and security considerations. The Sponsor’s limited experience may not fully encompass the technical expertise required to mitigate risks such as cyber threats, technological failures, or operational errors related to cryptoasset transactions and custody.

Should the Sponsor and its management team’s experience prove inadequate or unsuitable for managing a cryptoasset-based investment vehicle like the Fund, it could result in suboptimal decision-making, increased operational risks, and potential legal or regulatory non-compliance. These factors could adversely affect the Fund’s operations, leading to potential losses for investors or a decrease in the Fund’s overall value.

In addition, there are risks related to the Sponsor’s lack of experience in operating an exchange traded product that invests in bitcoin and crypto futures contracts, particularly with respect to marketing the Fund. To address this risk, the Sponsor has entered into the Support Agreement discussed above, under which Hashdex will provide crypto asset related services. To the extent that the Fund does not grow to or maintain a viable size, it may be liquidated, and the expenses, timing and tax consequences of such liquidation may not be favorable to some Shareholders.

Furthermore, the Sponsor is currently engaged in the management of other investment vehicles which could divert their attention and resources. If the Sponsor were to experience difficulties in the management of such other investment vehicles that damaged the Sponsor or its reputation, it could have an adverse impact on the Sponsor’s ability to continue to serve as Sponsor for the Fund.

An investment in the Fund may be adversely affected by competition from other investment vehicles focused on bitcoin or other cryptocurrencies.

The Fund will compete with direct investments in bitcoin, other cryptocurrencies and other potential financial vehicles, possibly including securities backed by or linked to cryptocurrency and other investment vehicles that focus on other digital assets. Market and financial conditions, and other conditions beyond the Fund’s control, such as the timing of reaching the market and the Fund’s fee structure relative to other bitcoin exchange-trade products, may make it more attractive to invest in other vehicles. The competition from other investment vehicles focused on bitcoin or other cryptocurrencies could have a detrimental effect on the scale and sustainability of the Fund.

Existing or future bitcoin ETFs may have significantly lower management fees, which may impede the growth of the Fund.

Existing and future bitcoin ETFs may have fees that are significantly lower than the Fund’s. To the extent that the Fund has relatively higher fees than other such funds, this could impede growth of the Fund, possibly result in a lower NAV per Share, and otherwise pose a material risk to investors.

Anonymity and illicit financing risk.

Although transaction details of peer-to-peer transactions are recorded on the bitcoin blockchain, a buyer or seller of digital assets on a peer-to-peer basis directly on the bitcoin network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset was used to facilitate illicit activities, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil liability or lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset exchanges. Any of the aforementioned occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. If the Trust, the Sponsor or the Trustee were to transact with a sanctioned entity, the Trust, the Sponsor or the Trustee would be at risk of potential criminal or civil lawsuits or liability.

The Trust takes measures with the objective of reducing illicit financing risks in connection with the Trust’s activities. However, illicit financing risks are present in the digital asset markets, including markets for bitcoin. There can be no assurance that the measures employed by the Trust will prove successful in reducing illicit financing risks, and the Trust is subject to the complex illicit financing risks and vulnerabilities present in the digital asset markets. If such risks eventuate, the Trust, the Sponsor or the Trustee or their affiliates could face civil or criminal liability, fines, penalties, or other punishments, be subject to investigation, have their assets frozen, lose access to banking services or services provided by other service providers, or suffer disruptions to their operations, any of which could negatively affect the Trust’s ability to operate or cause losses in value of the Shares.

The Trust, the Sponsor and its affiliates have adopted and implemented policies and procedures that are designed to comply with applicable anti-money laundering laws and sanctions laws and regulations, including applicable know your customer (“KYC”) laws and regulations. The Sponsor and the Trust will only interact with known third-party service providers with respect to whom the Sponsor or its affiliates have engaged in a due diligence process to ensure a thorough KYC process, such as the Authorized Purchasers, APs, market makers, FCMs and Bitcoin Custodian. Each Authorized Purchaser, LP and market maker must undergo onboarding by the Sponsor prior to placing creation or redemption orders with respect to the Fund. As a result, the Sponsor and the Trust have instituted procedures designed to ensure that a situation would not arise where the Trust would engage in transactions with a counterparty whose identity the Sponsor and the Trust did not know.

Furthermore, Authorized Purchasers, as broker-dealers, FCMs, and Bitcoin Custodian, as an entity licensed to conduct virtual currency business activity by the New York Department of Financial Services and a limited purpose trust company subject to New York Banking Law, respectively, are “financial institutions” subject to the U.S. Bank Secrecy Act, as amended (“BSA”), and U.S. economic sanctions laws. The Trust will only accept creation and redemption requests from Authorized Purchasers, APs, and market makers who have represented to the Trust that they have implemented compliance programs that are designed to ensure compliance with applicable sanctions and anti-money laundering laws. The Cash Custodian and Bitcoin Custodian have adopted and implemented anti-money laundering and sanctions compliance programs, which provides additional protections to ensure that the Sponsor and the Trust do not transact with a sanctioned party.

However, there is no guarantee that such procedures will always prove to be effective or that the Fund’s service providers will always perform their obligations. If the Authorized Purchasers, APs, or market makers have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Trust’s procedures or diligence prove to be ineffective, violations of such laws could result, which could result in regulatory liability for the Trust, the Sponsor, the Trustee or their affiliates under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the Fund’s service providers. Any of the foregoing could result in losses to the shareholders or negatively affect the Trust’s ability to operate.

The Fund’s Authorized Purchasers act in similar or identical capacities for several competing exchange-traded bitcoin products which may impact the ability or willingness of one or more Authorized Purchasers to participate in the creation and redemption process, adversely affect the Fund’s operations and ultimately the value of the Shares

Currently, the number of potential Authorized Purchasers willing and capable of serving as Authorized Participants to the Fund or other competing products is limited. If these Authorized Purchasers also serve in the same capacity for several competing products, there is a risk that they may prioritize their resources and trading focus towards other products, particularly during periods of market stress or heightened volatility, potentially reducing the liquidity and market efficiency of the Fund’s Shares. Such prioritization could lead to the Shares trading at a greater premium or discount to NAV, especially if the Fund fails to attract enough Authorized Purchasers willing to maintain a market in the Shares.

Additionally, in the event of a failure or significant disruption in a competing product for which one or more of Fund’s Authorized Purchasers also carry out similar activities, there is a risk that these entities may reallocate their focus or resources away from the Fund, or in more severe cases, cease their operations with the Fund. Such an occurrence could be due to a variety of reasons, including reputational concerns, financial distress, or strategic business decisions following a failure in a competing product. This withdrawal could adversely impact the liquidity of the Shares, potentially leading to increased volatility, wider bid-ask spreads, and a deviation of the Share price from its NAV.

Furthermore, if creations or redemptions are unavailable due to the inability or unwillingness of one or more of the Fund’s Authorized Purchasers to submit creation or redemption orders with the Fund (or do so in a limited capacity), the arbitrage mechanism may fail to function as efficiently as it otherwise would or be unavailable. This could result in impaired liquidity for the Shares, wider bid/ask spreads in the secondary trading of the Shares and greater costs to investors and other market participants, all of which could cause the Sponsor to halt or suspend the creation or redemption of Shares during such times, among other consequences. To the extent Authorized Purchasers exit the business or otherwise become unable to process creation and/or redemption orders and no other Authorized Purchasers step forward to perform these services, Shares may trade at a material discount to NAV and possibly face delisting.

The Market for Bitcoin ETFs May Reach Saturation

The market for bitcoin ETFs like the Fund may reach a point where there is little or no additional investor demand. If this happens, there can be no assurance that the Fund will grow to or maintain a viable size. Due to the Fund’s small asset base, certain of the Fund’s expenses and its portfolio transaction costs may be higher than those of a fund with a larger asset base. To the extent that the Fund does not grow to or maintain a viable size, it may be liquidated, and the expenses, timing and tax consequences of such liquidation may not be favorable to some Shareholders.

The development and commercialization of the Fund is subject to competitive pressures.

The Fund and the Sponsor face competition with respect to the creation of competing products, such as exchange-traded products offering exposure to the spot bitcoin market or other digital assets.

The Sponsor’s competitors may have greater financial, technical and human resources than the Sponsor. These competitors may also compete with the Sponsor. Smaller or early stage companies may also prove to be effective competitors, particularly through collaborative arrangements with large and established companies. In addition, the timing of the Fund in reaching the market and the fee structure of the Fund relative to similar products may have a detrimental effect on the scale and sustainability of the Fund. Accordingly, the Sponsor’s competitors may commercialize a product involving bitcoin more rapidly or effectively than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position, the likelihood that the Fund will achieve initial market acceptance and the Sponsor’s ability to generate meaningful revenues from the Fund, which in turn could cause the Sponsor to dissolve and terminate the Fund.

There can be no assurance that the Fund will grow to or maintain an economically viable size. There is no guarantee that the Sponsor will maintain a commercial advantage relative to competitors offering similar products. Whether or not the Fund and the Sponsor are successful in achieving the intended scale for the Fund may be impacted by a range of factors, such as the Fund’s timing in entering the market and its fee structure relative to those of competitive products.

If the SEC were to approve many or all of the currently pending applications for such exchange-traded bitcoin products, many or all of such products, including the Fund, could fail to acquire substantial assets, initially or at all. The Fund’s competitors may also charge a substantially lower fee than the Fund’s fee in order to achieve initial market acceptance and scale. If the Fund fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with launching and maintaining the Fund and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Fund to minimize the risk of operating events, errors, or other forms of losses to the Shareholders.

In addition, the Fund may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Purchasers willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Fund’s failure to reflect the performance of the price of bitcoin.

Potential Conflicts of Interest

The Fund and the Sponsor may have conflicts of interest, which may cause them to favor their own interests to your detriment.

The Fund and the Sponsor may have inherent conflicts to the extent the Sponsor attempts to maintain the Fund’s asset size in order to preserve its fee income and this may not always be consistent with the Fund’s objective of having the value of its Shares’ NAV track changes in the Benchmark. The Sponsor’s officers and employees do not devote their time exclusively to the Fund. These persons may be directors, trustees, officers or employees of other entities. They could have a conflict between their responsibilities to the Fund and to those other entities.

The Sponsor and its affiliates and their principals, officers or employees may trade bitcoin, securities and futures and related contracts for their own accounts.

In addition, the Sponsor and its affiliates (including the Administrator) and their principals, officers or employees may trade bitcoin, securities and futures and related contracts for their own accounts. A conflict of interest may exist if their trades are in the same markets and occur at the same time as the Fund trades using the clearing broker to be used by the Fund. A potential conflict also may occur if the Sponsor and its affiliates and their principals, officers or employees trade their accounts more aggressively or take positions in their accounts that are opposite, or ahead of, the positions taken by the Fund.

The Sponsor has sole current authority to manage the investments and operations of the Fund, and this may allow it to act in a way that furthers its own interests and in conflict with your best interests, including the authority of the Sponsor to allocate expenses to and between the funds of the Trust. Shareholders have very limited voting rights, which will limit the ability to influence matters such as amendment of the Trust Agreement, changes in the Fund’s basic investment policies, dissolution of the Fund, or the sale or distribution of the Fund’s assets.

Shareholder Voting Rights and Liability

Shareholders have only very limited voting rights and generally will not have the power to replace the Sponsor. Shareholders will not participate in the management of the Fund and do not control the Sponsor so they will not have influence over basic matters that affect the Fund.

Shareholders will have very limited voting rights with respect to the Fund’s affairs. Shareholders may elect a replacement sponsor only if the current Sponsor resigns voluntarily or loses its corporate charter. Shareholders will not be permitted to participate in the management or control of the Fund or the conduct of its business. Shareholders must therefore rely upon the duties and judgment of the Sponsor to manage the Fund’s affairs.

Although the Shares of the Fund are limited liability investments, certain circumstances such as bankruptcy could increase a Shareholder’s liability.

The Shares of the Fund are limited liability investments. Shareholders may not lose more than the amount that they invest plus any profits recognized on their investment. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or that was made in violation of its Trust Agreement.

As a Shareholder, you will not have the rights enjoyed by investors in certain other types of entities.

As interests in separate series of a Delaware statutory trust, the Shares do not involve the rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring Shareholder oppression and derivative actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors, as the Trust does not have a board of directors, and generally will not receive regular distributions of the net income and capital gains earned by the Fund). The Fund is also not subject to certain investor protection provisions of the Sarbanes Oxley Act of 2002 and NYSE Arca governance rules (for example, audit committee requirements).

A court could potentially conclude that the assets and liabilities of the Fund are not segregated from those of another series of the Trust, thereby potentially exposing assets in the Fund to the liabilities of another series.

The Fund is a series of a Delaware statutory trust and not itself a legal entity separate from the other series. The Delaware Statutory Trust Act provides that if certain provisions are included in the formation and governing documents of a statutory trust organized in series and if separate and distinct records are maintained for any series and the assets associated with that series are held in separate and distinct records and are accounted for in such separate and distinct records separately from the other assets of the statutory trust, or any series thereof, then the debts, liabilities, obligations and expenses incurred by a particular series are enforceable against the assets of such series only, and not against the assets of the statutory trust generally or any other series thereof. Conversely, none of the debts, liabilities, obligations and expenses incurred with respect to any other series thereof is enforceable against the assets of such series. The Sponsor is not aware of any court case that has interpreted this inter-series limitation on liability or provided any guidance as to what is required for compliance. The Sponsor intends to maintain separate and distinct records for the Fund and account for the Fund separately from any other Trust series, but it is possible a court could conclude that the methods used do not satisfy the Delaware Statutory Trust Act, which would potentially expose assets in the Fund to the liabilities of one or more of the Funds and/or any other Trust series created in the future.

The Fund does not expect to make cash distributions.

The Sponsor intends to re-invest any income and realized gains of the Fund in additional bitcoin, Bitcoin Futures Contracts or cash and cash equivalents rather than distributing cash to Shareholders. Therefore, unlike mutual funds, commodity pools or other investment pools that generally distribute income and gains to their investors, the Fund generally will not distribute cash to Shareholders. You should not invest in the Fund if you will need cash distributions from the Fund to pay taxes on your Share of income and gains of the Fund, if any, or for any other reason. Although the Fund does not intend to make cash distributions, it reserves the right to do so in the Sponsor’s sole discretion, in certain situations, including for example, if the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its investments in bitcoin, Bitcoin Futures Contracts and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. Cash distributions may be made in these and similar instances.

Event Risk

The occurrence of a severe weather event, natural disaster, terrorist attack, outbreak or public health emergency as declared by the World Health Organization, the continuation or expansion of war or other hostilities, or a prolonged government shutdown may have significant adverse effects on the Fund and its investments and alter current assumptions and expectations.

The operations of the Fund, the exchanges, brokers and counterparties with which the Fund does business, and the markets in which the Fund does business could be severely disrupted in the event of a severe weather event, natural disaster, major terrorist attack, cyber-attack, data breach, outbreak or public health emergency as declared by the World Health Organization (such as the recent pandemic spread of the novel coronavirus known as COVID-19), or the continuation or expansion of war or other hostilities. Global terrorist attacks, anti-terrorism initiatives, war and other geopolitical events and political unrest, as well as the adverse impact the COVID-19 pandemic will have on the global and U.S. markets and economy, continue to fuel this concern. For example, events in Eastern Europe, the Middle East, and Asia, including but not limited to the war in Ukraine, the armed conflict between Israel and Hamas, or actions by China and North Korea, may cause volatility in bitcoin markets or the COVID-19 pandemic may adversely impact the level of services currently provided by the U.S. government, could weaken the U.S. economy, interfere with the commodities markets that rely upon data published by U.S. federal government agencies, and prevent the Fund from receiving necessary regulatory review or approvals. The types of events discussed above, including the COVID-19 pandemic, are highly disruptive to economies and markets and have recently led, and may continue to lead, to increased market volatility and significant market losses.

More generally, a climate of uncertainty and panic, including the contagion of the COVID-19 virus and other infectious viruses or diseases, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities, and increases the difficulty of performing due diligence and modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Fund may have difficulty achieving its investment objective which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Fund’s Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Fund’s investments. These factors could cause substantial market volatility, exchange trading suspensions and closures that could impact the ability of the Fund to complete redemptions and otherwise affect Fund performance and Fund trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on the Fund’s performance, resulting in losses to your investment. The past, current and future global economic impact may cause the underlying assumptions and expectations of the Fund to become outdated quickly or inaccurate, resulting in significant losses.

Failures or breaches of electronic systems could disrupt the Fund’s trading activity and materially affect the Fund’s profitability.

Failures or breaches of the electronic systems of the Fund, the Sponsor, the Custodian or other financial institutions in which the Fund invests, or the Fund’s other service providers, market makers, Authorized Purchasers, NYSE Arca, exchanges on which bitcoin, Bitcoin Futures Contracts or other bitcoin interests are traded or cleared, or counterparties have the ability to cause disruptions and negatively impact the Fund’s business operations, potentially resulting in financial losses to the Fund and its Shareholders. Such failures or breaches may include intentional cyber-attacks that may result in an unauthorized party gaining access to electronic systems in order to misappropriate the Fund’s assets or sensitive information. While the Fund has established business continuity plans and risk management systems seeking to address system breaches or failures, there are inherent limitations in such plans and systems. Furthermore, the Fund cannot control the cyber security plans and systems of the Custodian or other financial institutions in which the Fund invests, or the Fund’s other service providers, market makers, Authorized Purchasers, NYSE Arca, exchanges on which bitcoin, Bitcoin Futures Contracts or other bitcoin interests are traded or cleared, or counterparties.

Risk of Volatility

The price of bitcoin can be volatile which could cause large fluctuations in the price of Shares.

As discussed in more detail above, price movements for bitcoin are influenced by, among other things, the environment, natural or man-made disasters, governmental oversight and regulation, demographics, economic conditions, infrastructure limitations, existing and future technological developments, and a variety of other factors now known and unknown, any and all of which can have an impact on the supply, demand, and price fluctuations in the bitcoin markets. More generally, cryptocurrency prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market purchasers. Because the Fund invests in futures contracts in a single cryptocurrency, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity or cryptocurrency pool.

Volatility is a statistical measure of the dispersion of returns for a given security or market index. Volatility represents how large an asset’s prices swing around the mean price—it is a statistical measure of its dispersion of returns.

According to Bloomberg from 6/30/2022 to 03/25/2024 front month Bitcoin Futures Contracts exhibited an average 30-Day volatility of 54.97. The highest volatility during that period was 92.17 on 7/22/22 and the lowest was 29.65 on 01/06/2023.

Bitcoin can be highly volatile, for example, after a 774% price increase from 1/1/2020 prices peaked in May 2021 and front month Bitcoin Futures Contracts began to decline with a peak to trough retracement of 47.06% by 7/20/2021. Prices then rose from that low until 11/9/2021, a new all time high, resulting in a price increase of 127.58%. Front month Bitcoin Futures Contracts prices peaked on 11/9/2021, began to decline with a peak to trough retracement of 76.91% by 11/09/2022 and rose from that level by 309% as of 3/22/2023.

The table below includes significant single day price declines since inception of the Bitcoin Futures Contracts in December 2017 for both bitcoin (as measured by the BRR) and for Bitcoin Futures Contracts (as measured by the front month Bitcoin Futures Contract), including the single day price decline that occurred on September 7, 2021, followed by a brief narrative disclosure describing the significant declines:

Date	BTC1 Daily % Change	BRR Daily % Change	Notes
3/12/2020	-23.49%	-21.89%	The selloff in Bitcoin futures coincided with broader financial market duress at the onset of the COVID pandemic.
6/27/2019	-21.82%	-9.31%	Potentially signals near term profit taking as the front month contract gained, after gaining approximately 22% in the prior session.
6/13/2022	-20.09%	-15.45%	Selling picked up after failing to hold the $30,000 level, filling the gap created on the way up during December 2020.
1/16/2018	-19.97%	-13.50%	Bitcoin futures were relatively new and there was significant selling interest early on that carried through December 2018.
2/5/2018	-15.43%	-14.16%	Bitcoin futures were relatively new and there was significant selling interest early on that carried through December 2018.
5/9/2022	-13.90%	-4.85%	After failing to close back above $40,000 on May 4th, selling accelerated as market participants zeroed in on $30,000 as the next potential area of price support.
11/8/2022	-13.63%	-6.38%	Bitcoin sold off as Binance was considering pulling out of a deal to purchase FTX.
11/9/2022	-13.26%	-10.02%	Bitcoin faced continued pressure from sellers as concerns surrounding the FTX news weighted heavy on the market.
1/21/2022	-10.53%	-10.75%	The downtrend that began in November of 2021 showed signs of accelerating as prices traded at their lowest levels since July of 2021.
11/11/2022	-9.73%	-4.22%	After rallying over 15% the day prior, the selling resumed as the market continued to digest the news around FTX.
03/09/2023	-9.27%	-1.79%	Bitcoin experienced a decline following the announcement of the voluntary liquidation of Silvergate, a U.S. crypto-focused bank. The performance difference was reduced the following day, with the Bitcoin Reference Rate (BRR) showing a decrease of -8.33%.
5/5/2022	-9.10%	-0.65%	After failing to close back above $40,000 on May 4th, selling accelerated as market participants appear to be testing ~$35,000 for potential support.
8/19/2022	-9.02%	-8.70%	Bitcoin futures had been trending higher for much of the summer as market participants assumed a “risk on” posture that was reflected in stock market during the same period. However, sentiment changed to “Risk off” as market participants began to re-think the Fed’s tightening cycle, and potential for prolonged/deeper economic slowdown.
3/5/2024	-8.84%	2.03%	The first significant price correction occurred immediately after reaching the all-time high. This movement did not impact the BRR because it occurred after the BRR’s closing time and was reversed before the following day.
12/11/2023	-8.63%	-4.66%	This drop was attributed to investors realizing profits after a substantial rally in the previous weeks.
12/6/2021	-8.56%	0.56%	The previous session saw front-month Bitcoin futures get rejected after testing the 50-day moving average and reversing lower. Prices gapped lower on 12/06.
05/08/2023	-8.06%	-4.83%	Bitcoin witnessed a decline following a temporary halt of withdrawals by Binance, which lasted for several hours.
9/20/2021	-7.81%	-7.61%	After advancing nearly 70% since July 20th prices began to retrace on September 7th. Yet it wasn’t until 09/20 that prices tested both the 50- and 100-day moving averages at the technical point where the 50-day was about to cross back above the 100-day. Suggests that this selling was technical in nature.
9/7/2021	-7.75%	-3.35%	The selling may have been the result of profit taking as Bitcoin futures closed over $50,000 for the first time in the prior session.

Tax Risk

The Fund could be treated as a corporation for U.S. federal income tax purposes, which may substantially reduce the value of your Shares.

The Trust has received an opinion of counsel that, under current U.S. federal income tax laws, the Fund more likely than not will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that, among other things, (i) at least 90 percent of the Fund’s annual gross income consists of “qualifying income” as defined in the Internal Revenue Code of 1986, as amended (the “Code”), (ii) the Fund is organized and operated in accordance with its governing agreements and applicable law, and (iii) the Fund does not elect to be taxed as a corporation for U.S. federal income tax purposes. Opinions of counsel are not binding on the Internal Revenue Service (the “IRS”) and no assurance can be given that the IRS or a court will agree with counsel’s opinion. Although the Sponsor anticipates that the Fund will satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. There is very limited authority on the U.S. federal income tax treatment of bitcoin and no direct authority on bitcoin derivatives. The Fund has not requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for U.S. federal income tax purposes. If the IRS were to successfully assert that the Fund is taxable as a corporation for U.S. federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to Shareholders, the Fund would be subject to tax on its net income for the year at corporate tax rates. In addition, although the Sponsor does not currently intend to make distributions with respect to Shares, any such distributions would be taxable to Shareholders as dividend income to the extent of the Fund’s current and accumulated earnings and profits, then treated as a tax-free return of capital to the extent of the Shareholder’s basis in the Shares (and will reduce the basis), and, to the extent they exceeds a Shareholder’s basis in such Shares, as capital gain for Shareholders who hold their Shares as capital assets. Taxation of the Fund as a corporation could materially reduce the after-tax return on an investment in Shares and could substantially reduce the value of your Shares.

Your tax liability from holding Shares may exceed the amount of distributions, if any, on your Shares.

Cash or property will be distributed by the Fund at the sole discretion of the Sponsor, and the Sponsor currently does not intend to make cash or other distributions with respect to Shares. Assuming the Fund qualifies to be taxed as a partnership for U.S. federal income tax purposes, you will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on your allocable share of the Fund’s taxable income, without regard to whether you receive distributions or the amount of any distributions. Therefore, the tax liability resulting from your ownership of Shares may exceed the amount of cash or value of property (if any) distributed.

Your allocable share of income or loss for U.S. federal income tax purposes may differ from your economic income or loss on your Shares.

Due to the application of the assumptions and conventions applied by the Fund in making allocations for U.S. federal income tax purposes and other factors, your allocable share of the Fund’s income, gain, deduction or loss may be different than your economic profit or loss from your Shares for a taxable year. This difference could be temporary or permanent and, if permanent, could result in your being taxed on amounts in excess of your economic income.

Items of income, gain, deduction, loss and credit with respect to Shares could be reallocated and the Fund itself could be liable for U.S. federal income tax along with any interest or penalties if the IRS does not accept the assumptions and conventions applied by the Fund in allocating those items, with potential adverse consequences for you.

The Fund intends to be treated as a partnership for U.S. federal income tax purposes. The U.S. tax rules pertaining to entities taxed as partnerships are complex and their application to publicly traded partnerships such as the Fund, is in many respects uncertain. The Fund will apply certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects Shareholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Code, and applicable Treasury Regulations, however, and it is possible that the IRS will successfully challenge our allocation methods and require us to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects you.

The Fund may be liable for U.S. federal income tax on any “imputed underpayment” of tax resulting from an adjustment as a result of an IRS audit. The amount of the imputed underpayment generally includes increases in allocations of items of income or gains to any investor and decreases in allocations of items of deduction, loss, or credit to any investor without any offset for any corresponding reductions in allocations of items of income or gain to any investor or increases in allocations of items of deduction, loss, or credit to any investor. If the Fund is required to pay any U.S. federal income tax on any imputed underpayment, the resulting tax liability would reduce the net assets of the Fund and would likely have an adverse impact on the value of the Shares. In such a case, the tax liability would in effect be borne by Shareholders that own Shares at the time of such assessment, which may be different persons, or persons with different ownership percentages, than persons owning Shares for the tax year under audit. Under certain circumstances, the Fund may be eligible to make an election to cause Shareholders to take into account the amount of any imputed underpayment, including any interest and penalties. The ability of a publicly traded partnership such as the Fund to make this election is uncertain. If the election is made, the Fund would be required to provide Shareholders who owned beneficial interests in the Shares in the year to which the adjusted allocations relate with a statement setting forth their proportionate shares of the adjustment (“Adjusted K-1s”). The investors would be required to take the adjustment into account in the taxable year in which the Adjusted K-1s are issued. For an additional discussion please see “U.S. Federal Income Tax Considerations – Other Tax Matters.”

If the Fund is required to withhold tax with respect to any Non-U.S. Shareholders, all Shareholders may bear the cost of such withholding.

Under certain circumstances, the Fund may be required to pay withholding tax with respect to allocations to Non-U.S. Shareholders. Although the Trust Agreement provides that any such withholding will be treated as being distributed to the Non-U.S. Shareholder, the Fund may not be able to cause the economic cost of such withholding to be borne by the Non-U.S. Shareholder on whose behalf such amounts were withheld since the Fund does not intend to make any distributions. Under such circumstances, all Shareholders may bear the economic cost of the withholding, not just the Shareholders on whose behalf such amounts were withheld. This could have a material impact on the value of your Shares.

Shareholders will receive partner information tax returns on Schedule K-1, which could increase the complexity of tax returns.

The partner information tax returns on Schedule K-1, which the Fund will distribute to Shareholders, will contain information regarding the income items and expense items of the Fund. If you have not received Schedule K-1s from other investments, you may find that preparing your income tax returns may require additional time, or it may be necessary for you to retain an accountant or other tax preparer, at an additional expense to you, to assist you in the preparation of your returns.

Shareholders of the Fund may recognize significant amounts of ordinary income and short-term capital gain.

Due to the investment strategy of the Fund, the Fund may realize and pass through to Shareholders significant amounts of ordinary income and short-term capital gains as opposed to long-term capital gains. Ordinary income and short-term capital gains are generally taxed at higher U.S. federal income tax rates than the preferential U.S. federal income rates applicable to long-term capital gains.

Tax legislation that has been or could be enacted may affect you with respect to your investment in the Fund.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect the Fund and its Shareholders. Please consult a tax advisor regarding the implications of an investment in Shares of the Fund, including without limitation the federal, state, local and foreign tax consequences.

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 1C. Cybersecurity

Because the Trust has no directors, principal officers or employees, the Sponsor is responsible for managing cybersecurity risks to the Fund. The Sponsor has an information security program and policy in place, as mandated by new Regulation S-K Item 106. This program is designed to assess, identify, and manage material risks from cybersecurity threats. Regular reviews of cybersecurity and information technology plans are conducted for key service providers, as part of the Sponsor’s disaster recovery and business continuity planning process. Additionally, the Sponsor evaluates whether any cybersecurity threats, including those resulting from previous incidents, have materially affected or are reasonably likely to materially affect the Trust and the Fund.

The Sponsor’s Vice President of IT & Cybersecurity, Mr. Tiago DeMesquita, is responsible for identifying, assessing and managing the Sponsor’s risks from cybersecurity threats. Mr. DeMesquita has over 5 years of experience in technology and cybersecurity. Mr. DeMesquita heads the Cybersecurity Committee of the Sponsor which meets regularly to evaluate strategies, governance, risk management, compliance, engineering and development, security operations, and incident management. In addition, the Sponsor maintains a cybersecurity insurance policy.

Item 2. Properties

The principal offices of the Sponsor, the Trust and the Fund are leased and are located at 234 West Florida Street, Suite 203, Milwaukee, Wisconsin 53204.

Item 3. Legal Proceedings

Neither the Trust, Fund or Sponsor are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against Trust, Fund or Sponsor.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

The principal trading market for the Trust’s Shares is the NYSE Arca. The Shares trade under the symbol “DEFI.”

As of March 28, 2024, there were 140,000 Shares outstanding held by 42 holders of record.

Use of Proceeds

The registration statement on Form S-1 registering an unlimited number of Shares of the Fund (File number 333-273364) was declared effective on January 2, 2024. The offering commenced thereafter and is continuing. The offering proceeds were invested in bitcoin futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of Equity Securities

The Sponsor, the Trust or the Fund do not purchase Shares directly from shareholders. The Fund is not operational as of December 31, 2023 and as such there was no share purchases in connection with the redemption of baskets by Authorized Purchasers.

Dividends

Neither the Trust nor the Fund has made, and there are no plans to make any cash distributions to shareholders.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this filing that address activities, events or developments that will or may occur in the future, including such matters as movements in the commodities markets and indexes that track such movements, operations of the Fund, the Sponsor plans and references to the future success of the Fund and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially.

These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Annual Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward looking statements made in this filing are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the operations of the Fund or the value of the Shares of the Fund.

A description of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Annual Report appears in the section captioned “Risk Factors” and elsewhere in this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. Except as may be required by law, we do not undertake any obligation to update the forward-looking statements contained in this Annual Report to reflect any new information or future events or circumstances or otherwise.

Trust Overview

Tidal Commodities Trust I (“Trust”), a Delaware statutory trust organized on February 10, 2023, is a series trust currently consisting of one series: Hashdex Bitcoin ETF (f/k/a Hashdex Bitcoin Futures ETF) (“DEFI” or the “Fund”). The Fund is a commodity pool. The Fund issues shares of beneficial interest, called “Shares,” representing fractional undivided beneficial interests in the Fund. The Fund’s investment objective is for changes in the Shares’ net asset value (“NAV”) to reflect the daily changes of the price of the Nasdaq Bitcoin Reference Price - Settlement (NQBTCS) (the “Benchmark”), less expenses from the Fund’s operations. The Benchmark is designed to track the price performance of bitcoin. The Fund invests in bitcoin, bitcoin futures contracts (“Bitcoin Futures Contracts”) listed on the Chicago Mercantile Exchange Inc. (“CME”), and cash and cash equivalents. Because the Fund’s investment objective is to track the price of the Benchmark, changes in the price of the Shares may vary from changes in the spot price of bitcoin.

The Trust and the Fund operate pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated March 10, 2023. On January 2, 2024, the initial Form S-1 for DEFI was declared effective by the U.S. Securities and Exchange Commission (“SEC”). As noted below, the Fund is the successor to the Predecessor Fund (defined below), which commenced operations in September 2022. However, as of December 31, 2023, the Fund was not operational and had not yet begun trading on the NYSE Arca stock exchange (“NYSE Arca”). The current registration statement for DEFI was declared effective by the SEC on January 2, 2024 and registered an indeterminate number of Shares. BitGo Trust Company, Inc (the “Bitcoin Custodian”) is the custodian for the Fund’s bitcoin holdings; and U.S. Bank, N.A. is the custodian for the Fund’s cash and cash equivalents holdings (the “Cash Custodian” and together with the Bitcoin Custodian, the “Custodians”).

The Fund is the successor and surviving entity from the merger (the “Merger”) of the Hashdex Bitcoin Futures ETF (the “Predecessor Fund”) into the Fund. The Predecessor Fund was a series of the Teucrium Commodity Trust (the “Predecessor Trust”) sponsored by Teucrium Trading, LLC (“Prior Sponsor”). The Merger closed on January 3, 2024. In connection with the Merger, the Predecessor Fund shareholders received one Share for each share of the Predecessor Fund they owned prior to the Merger.

The sponsor of the Trust is Tidal Investments LLC, a Delaware limited liability company (the “Sponsor”). The principal office of the Sponsor is Milwaukee, Wisconsin and the Trust is located at 234 West Florida Street, Suite 203, Milwaukee, Wisconsin 53204. The Sponsor is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). The Fund intends to be treated as a partnership for U.S. federal income tax purposes. The Sponsor has sponsored the Trust since 2023. Sponsoring the Fund is the Sponsor’s first experience in operating an exchange traded product that invests in crypto-currency futures or directly in bitcoin. The Sponsor’s responsibilities are discussed below in the section entitled “The Sponsor’s Operations.”

While investors will purchase and sell Shares through their broker-dealer, the Fund continuously offers creation baskets consisting of 10,000 Shares (“Creation Baskets”) at their net asset value (“NAV”) to certain financial institutions that have entered into an agreement with the Sponsor (“Authorized Purchasers”).

Recent Trends and Developments Impacting the Fund and Trust

Conversion to Spot Bitcoin ETF

On March 26, 2024, the Trust announced that the Fund would be permitted to have spot bitcoin holdings, and that it would track the Benchmark effective March 27, 2024. The Predecessor Fund’s name was the Hashdex Bitcoin Futures ETF, and the Fund’s name is the Hashdex Bitcoin ETF. Going forward and under normal market conditions, the Fund’s has a policy to maximize its holdings of physical bitcoin such that it is expected that at least 95% of the Fund’s assets will be invested in spot bitcoin. Up to 5% of the Fund’s remaining assets may be invested in CME-traded bitcoin futures contracts and in cash and cash equivalents.

Market Risk

Trading in Commodity or Cryptocurrency Interests such as Futures Contracts will involve the Predecessor Fund entering into contractual commitments to purchase or sell specific amounts of commodities or cryptocurrencies at a specified date in the future. The gross or face amount of the contracts is expected to significantly exceed the future cash requirements of the Predecessor Fund as the Predecessor Fund intends to close out any open positions prior to the contractual expiration date. As a result, the Predecessor Fund’s market risk is the risk of loss arising from the decline in value of the contracts, not from the need to make delivery under the contracts. The Predecessor Fund considers the “fair value” of derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with the commitment by the Predecessor Fund to purchase a specific commodity will be limited to the aggregate face amount of the contacts held.

The exposure of the Predecessor Fund to market risk will depend on a number of factors including the markets for the specific commodity or cryptocurrency, the volatility of interest rates and foreign exchange rates, the liquidity of the Commodity or Cryptocurrency Specific Interests markets and the relationships among the contracts held by the Predecessor Fund.

The exposure of the Fund to market risk will depend on a number of factors including the markets for the specific cryptocurrency, the volatility of interest rates and foreign exchange rates, the liquidity of the Bitcoin Futures Contracts markets and the relationships among the contracts held by the Fund.

Credit Risk

When the Fund enters into futures contracts, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations. For purposes of credit risk, the counterparty for the futures contracts traded on the CBOT, ICE and CME is the clearinghouse associated with those exchanges. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members, which should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. Unlike in the case of exchange traded futures contracts, the counterparty to an over the counter futures contract is generally a single bank or other financial institution. As a result, there will be greater counterparty credit risk in over the counter transactions. There can be no assurance that any counterparty, clearinghouse, or their financial backers will satisfy their obligations to the Fund.

The Sponsor will attempt to manage the credit risk of the Fund by following certain trading limitations and policies. In particular, the Fund intends to post margin and collateral and/or hold liquid assets that will be equal to approximately the face amount of the futures contracts it holds. The Sponsor will implement procedures that will include, but will not be limited to, executing and clearing trades and entering into over the counter transactions only with parties it deems creditworthy and/or requiring the posting of collateral by such parties for the benefit of each Fund to limit its credit exposure.

The CEA requires all FCMs, such as the Fund’s clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA. The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

On November 14, 2013, the CFTC published final regulations that require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the SROs are monitoring the activities of FCMs in a thorough manner.

StoneX and Phillip Capital serve as the Fund’s clearing brokers to execute futures contracts and provide other brokerage-related services.

Results of Operations

The Fund entire activity since inception through December 31, 2023 related to the Fund’s formation and the Merger with the Predecessor Fund. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as increased expenses as a result of operations in connection with the Fund.

Through December 31, 2023, the Trust had no operations.

Off Balance Sheet Financing

The Trust or Fund has no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2023. Neither the Trust nor the Fund participates in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. Neither the Trust nor the Fund have entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Liquidity and Capital Resources

The Fund does not anticipate making use of borrowings or other lines of credit to meet its obligations. The Fund meets its liquidity needs in the normal course of business from the proceeds of the sale of its investments from the cash and cash equivalents that it intends to hold, and/or from the fee waivers provided by the Sponsor. The Fund’s liquidity needs include redeeming its Shares, providing margin deposits for existing Bitcoin Futures Contracts or the purchase of additional Bitcoin Futures Contracts, posting collateral for over-the-counter contracts, and paying expenses.

If the Fund’s ability to obtain exposure to Bitcoin Futures Contracts in accordance with its investment objective is disrupted for any reason including, because of limited liquidity in the bitcoin futures market, a disruption to the bitcoin futures market, or as a result of margin requirements or position limits imposed by the Fund’s futures commission merchants, the CME, or the CFTC, the Fund may not be able to achieve its investment objective and may experience significant losses. Any disruption in the Fund’s ability to obtain exposure to Bitcoin Futures Contracts will cause the Fund’s performance to deviate from the performance of Bitcoin Futures Contracts. In addition, the Fund might grow to a size where a lack of liquidity in the futures market meant that the Fund could not sell enough futures contracts to honor redemption requests.

A market disruption, such as a government taking regulatory or other actions that disrupt the market in bitcoin, can also make it difficult to liquidate a position. Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, the Fund does not intend at this time to establish a credit facility, which would provide an additional source of liquidity, but instead will rely only on the cash and cash equivalents that it holds to meet its liquidity needs. The anticipated value of the positions in Benchmark Component Futures Contracts that the Sponsor will acquire or enter into for the Fund increases the risk of illiquidity. Because Benchmark Component Futures Contracts may be illiquid, the Fund’s holdings may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Sponsor’s management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period covered by this report.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Fund’s financial condition, used in the preparation of these financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 8. Financial Statements and Supplementary Data

taitweller.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Management of the Trust’s Sponsor

Of Tidal Commodities Trust I

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of Hashdex Bitcoin Futures ETF, (the “Fund”) a series of Tidal Commodities Trust I, as of December 31, 2023, and the related notes (collectively referred to as the “financial statement”). In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Fund as of December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the accompanying combined statements of assets and liabilities of Tidal Commodities Trust I (the “Trust”) as of December 31, 2023, the related combined statements of operations, changes in net assets, and cash flows for the period February 10, 2023 (inception) through December 31, 2023, and the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the combined financial position of the Trust as of December 31, 2023, and the results of their combined operations, combined changes in net assets, and combined cash flows for the period February 10, 2023 through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These combined financial statements and financial statement are the responsibility of the management of the Trust’s Sponsor. Our responsibility is to express an opinion on the Trust’s combined financial statements and the Fund’s financial statement based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust and Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We have served as the auditor of the Trust and the Fund since 2023.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements and financial statement are free of material misstatement, whether due to error or fraud. The Trust and the Fund are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s and Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the combined financial statements and financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements and financial statement. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements and financial statement. We believe that our audits provide a reasonable basis for our opinion.

TAIT, WELLER & BAKER LLP

Philadelphia, Pennsylvania

March 29, 2024

HASHDEX BITCOIN FUTURES ETF, A SERIES OF THE TIDAL COMMODITIES TRUST I

STATEMENT OF ASSETS AND LIABILITIES

Hashdex Bitcoin Futures ETF
STATEMENT OF ASSETS AND LIABILITIES	December 31, 2023

ASSETS
Cash	$100
TOTAL ASSETS	100

NET ASSETS	$100

NET ASSETS CONSIST OF
Fund capital	$100

TOTAL NET ASSETS	$100

Fund shares issued and outstanding
(par value $0.00 per share; Unlimited number of shares authorized)	4

Net asset value per share	$25.00

See accompanying Notes to Financial Statement.

Tidal Commodities Trust I

Combined Statements of Assets and Liabilities

December 31, 2023

	Hashdex Bitcoin	Combined*
	Futures ETF	Total

Assets:
Cash	$100	$100
Total assets	$100	$100

Capital:
Capital	$100	$100
Total capital	$100	$100

*	The Combined Statements of Assets and Liabilities consist entirely of the Hashdex Bitcoin Futures ETF since it is the only series of the Trust presently.

The accompanying notes are an integral part of these financial statements.

Tidal Commodities Trust I*

Combined Statements of Operations

From February 10, 2023 (Inception) to December 31, 2023

	Hashdex Bitcoin	Combined
	Futures ETF	Total

Total income	$—	$—

Total expenses	—	—

Net income	$—	$—

*	The Combined Statement of Operations of the Tidal Trust is being provided solely to meet Securities and Exchange Commission regulatory requirements. The Tidal Trust does not have income or expenses separate from those of its series. An investor in the series of the Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Trust as a whole.

The accompanying notes are an integral part of these financial statements.

Tidal Commodities Trust I*

Combined Statements of Changes in Net Assets

From February 10, 2023 (Inception) to December 31, 2023

	Hashdex Bitcoin	Combined
	Futures ETF	Total

Operations
Net income	$—	$—

Capital transactions
Issuance of 4 shares	100	100
Total capital transactions	100	100
Net change in net assets	100	100

Net assets, beginning of period	—	—

Net assets, end of period	$100	$100

*	The Combined Statement of Changes in Net Assets of the Tidal Trust is being provided solely to meet Securities and Exchange Commission regulatory requirements. The Tidal Trust does not have capital separate from that of its series. An investor in a series of the Tidal Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Tidal Trust as a whole.

The accompanying notes are an integral part of these financial statements.

Tidal Commodities Trust I*

Combined Statements of Cash Flows

From February 10, 2023 (Inception) to December 31, 2023

	Hashdex Bitcoin	Combined
	Futures ETF	Total
Cash flows from operating activities:
Net income	$—	$—

Cash flows from financing activities:
Issuance of 4 shares	100	100
Net cash provided by financing activities	100	100

Net change in cash	100	100
Cash, beginning of period	—	—
Cash, end of period	$100	$100

*	The Combined Statement of Cash Flows of the Tidal Trust is being provided solely to meet Securities and Exchange Commission regulatory requirements. The Tidal Trust does not have cash separate from that of its series. An investor in a series of the Tidal Trust has an entitlement to the assets of that series only and not to the assets of any other series or the Tidal Trust as a whole.

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN FUTURES ETF - A SERIES OF THE TIDAL COMMODITIES TRUST I

TIDAL COMMODITIES TRUST I

NOTES TO FINANCIAL STATEMENT	December 31, 2023

Note 1 – Organization and Significant Accounting Policies

These footnotes represent the footnotes to Hashdex Bitcoin Futures ETF’s Statement of Assets and Liabilities and the Combined Financial Statements of Tidal Commodities Trust I.

Hashdex Bitcoin Futures ETF (the “Fund”) is a series of Tidal Commodities Trust I (“Trust”), a Delaware statutory trust organized on February 10, 2023. The Fund operates pursuant to the First Amended and Restated Declaration of Trust and Trust Agreement (“Trust Agreement”), dated March 10, 2023. The Trust is registered with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (together with the rules and regulations adopted thereunder, as amended, the “1933 Act”), as a exchange-traded fund.

The Fund’s investment objective is for changes in the shares’ net asset value (“NAV”) to reflect the daily changes of the price of the Hashdex U.S. Bitcoin Futures Fund Benchmark (the “Benchmark”), less expenses from the Fund’s operations. The Benchmark currently is the average of the closing settlement prices for the first to expire and second to expire bitcoin futures contracts (“Bitcoin Futures Contracts”) listed on the Chicago Mercantile Exchange (“CME”). The Bitcoin Futures Contracts that at any given time make up the Benchmark are referred to hereinafter as the “Benchmark Component Futures Contracts.” Under normal market conditions, the Fund invests in Benchmark Component Futures Contracts and cash and cash equivalents. Because the Fund’s investment objective is to track the price of the Benchmark by investing in Benchmark Futures Contracts rather than bitcoin, changes in the price of the Shares will vary from changes in the spot price of bitcoin. These futures contracts are the Benchmark Component Futures Contracts. The CME currently offers two Bitcoin Futures Contracts, one contract representing 5 bitcoin (“BTC Contracts”) and another contract representing 0.10 bitcoin (“MBT Contracts”). The Fund will invest in BTC Contracts and MBT Contracts to the extent necessary to achieve maximum exposure to the bitcoin futures market.

As of December 31, 2023, the Trust has had no operations other than the sale and issuance of four shares of the Fund to Tidal Investments LLC (f/n/a Toroso Investments, LLC) (the “Sponsor” and/or “Tidal”) in the amount of $100. The Fund currently offers one class of shares that has no front-end sales load, no deferred sales charge, and no redemption fee. The Fund may issue an Unlimited number of shares (“Shares”) of beneficial interest, with a $0.00 par value. All shares of the Fund have equal rights and privileges.

The Fund continuously offers and redeems shares in blocks of at least 10,000 shares (each such block, a “Creation Unit”) at an initial price per Share of $25. Only Authorized Participants may purchase and redeem shares from the Fund and then only in Creation Units. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with the Trust and the Sponsor. Shares are offered on a continuous basis to Authorized Participants in Creation Units at NAV. Authorized Participants may then offer to the public, from time to time, shares from any Creation Unit they create at a per-share market price. The form of Authorized Participant Agreement sets forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants will not receive from the Fund, the Sponsor, or any of their affiliates, any fee or other compensation in connection with their sale of shares to the public. An Authorized Participant may receive commissions or fees from investors who purchase shares through their commission or fee-based brokerage accounts.

Significant accounting policies of the Fund are as follows:

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates.

Indemnifications

In the normal course of business, the Fund enters into contracts that contain a variety of representations which provide general indemnifications. The Fund’s maximum exposure under these arrangements cannot be known; however, the Fund expects any risk of loss to be remote.

Cash

Cash includes non-interest bearing non-restricted cash with one institution.

Income Taxes

For U.S. federal income tax purposes, the Fund will be classified as a publicly traded partnership. A publicly traded partnership is generally taxable as a corporation for U.S. federal income tax purposes unless 90% or more of the publicly traded partnership’s gross income for each taxable year of its existence consists of qualifying income as defined in section 7704(d) of the Internal Revenue Code of 1986, as amended (the “Code”). Qualifying income is defined as generally including, in pertinent part, interest (other than from a financial business), dividends, and gains from the sale or disposition of capital assets held for the production of interest or dividends. In the case of a partnership of which a principal activity is the buying and selling of commodities, other than as inventory, or of futures, forwards, and options with respect to commodities, qualifying income also includes income and gains from commodities and from futures, forwards, options with respect to commodities and, provided the partnership is a trader or investor with respect to such assets, swaps and other notional principal contracts with respect to commodities. There is very limited authority on the U.S. federal income tax treatment of bitcoin and no direct authority on bitcoin derivatives, such as Bitcoin Futures Contracts. Based on an opinion received by Tidal from their independent legal counsel and a Commodity Futures Trading Commission determination that treats bitcoin as a commodity under the Commodity Exchange Act, the Fund intends to take the position that Bitcoin Futures Contracts consist of futures on commodities for purposes of the qualifying income exception under section 7704 of the Code. Accordingly, the Fund expects that at least 90% of the Fund’s gross income for each taxable year will consist of qualifying income and that the Fund will be taxed as a partnership for U.S. federal income tax purposes. Therefore, the Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns.

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund will file income tax returns in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include among other things questioning the tax classification of the Fund, the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.

Creation and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 10,000 shares from the Fund. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. (ET) on the day the order to create the basket is received in good order.

Authorized Purchasers may redeem shares from the Fund only in blocks of 10,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. (ET) on the day the order to redeem the basket is received in good order.

The Fund will receive the proceeds from shares sold or will pay for redeemed shares within three business days after the trade date of the purchase or redemption, respectively. The amounts due from Authorized Purchasers will be reflected in the Fund’s statements of assets and liabilities as capital shares receivable. Amounts payable to Authorized Purchasers upon redemption will be reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.

As outlined in the most recent Form S-1 filing, 10,000 shares represent five Redemption Baskets for the Fund and a minimum level of shares. If the Fund experienced redemptions that caused the number of Shares outstanding to decrease to the minimum level of Shares required to be outstanding, until the minimum number of Shares is again exceeded through the purchase of a new Creation Basket, there can be no more redemptions by an Authorized Purchaser.

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

●	Taking the current market value of its total assets;
●	Subtracting any liabilities; and
●	Dividing the above total by the number of shares outstanding.

U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (“Global Fund Services”), the Fund's sub-administrator, will calculate the NAV of the Fund once each trading day. It will calculate the NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. (ET). The NAV for a particular trading day will be released after 4:15 p.m. (ET).

The value of Bitcoin Futures Contracts, Global Fund Services uses the settlement price for the Benchmark Component Futures Contracts, as reported on the CME. CME Group staff determines the daily settlements for the Benchmark Component Futures Contracts based on trading activity on CME Globex exchange between 14:59:00 and 15:00:00 Central Time (CT), the settlement period. When a Bitcoin Futures Contract has closed at its daily price fluctuation limit, that limit price will be the daily settlement price that the CME publishes. The Fund will use the published settlement price to price its Shares on that day. If the CME halted trading in Bitcoin Futures Contracts for other reasons, including if trading were halted for an entire trading day or several trading days, the Fund would value its Bitcoin Futures Contracts by using the settlement price that the CME publishes. Such valuation is generally deemed a Level 1 valuation.

In determining the value of the bitcoin held by the Fund will be determined using a “Futures-Based Spot Price” (or “FBSP”) methodology. This methodology has been chosen by the Sponsor specifically to calculate the Fund's NAV, isolating it from data from unregulated bitcoin exchanges. The methodology to derive the settlement prices of Bitcoin Futures Contracts on the CME involves a calculation that is a function of both the length of time (the tenor) until each Bitcoin Futures Contract is due for settlement, and the final settlement price for each contract on that day. The calculation is based on estimating a simple quadratic function to fit the prices across the different tenors and extrapolate this curve to zero days tenor. This approach is designed to give more importance to contracts that are due for settlement in the near term, considering that the prices of these near-term contracts are more reliable indicators of the current spot price of Bitcoin and are also more heavily traded. Such Valuation is generally deemed a Level 2 valuation.

Fair Value - Definition and Hierarchy

In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Fund uses various valuation approaches. In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund. Unobservable inputs reflect the Fund’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 financial instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these financial instruments does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from financial instrument to financial instrument and is affected by a wide variety of factors including, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the financial instruments existed. Accordingly, the degree of judgment exercised by the Fund in determining fair value is greatest for financial instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

Basis of Presentation

The preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of net assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date. Actual results could differ from those estimates.

Organizational and Offering Costs

All organizational and initial offering costs for the Trust and the Fund were borne directly by the Sponsor. The Trust and the Fund do not have an obligation to reimburse the Adviser for organization and offering costs paid on their behalf.

Subsequent to the Merger (defined below), as more fully described in Note 4, the accounting policies are substantially the same.

Note 2 – Sponsor Fee Allocation of Expenses and Related Party Transactions

The Fund pays Tidal a Management Fee, monthly in arrears, in an amount equal to 0.94% per annum of the daily NAV of the Fund. The Management Fee is paid in consideration of the Sponsor’s services related to the management of the Fund’s business and affairs, including the provision of commodity futures trading advisory services. Purchases of creation units with cash may cause the Fund to incur certain costs including brokerage commissions and redemptions of creation units with cash may result in the recognition of gains or losses that the Fund might not have incurred if it had made redemptions in-kind. The Fund pays all of its respective brokerage commissions, including applicable exchange fees, National Futures Association fees and give-up fees, and other transaction related fees and expenses charged in connection with trading activities for the Fund’s investments in Commodity Futures Trading Commission regulated investments. The Fund bears other transaction costs related to the futures commission merchants capital requirements on a monthly basis. The Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Administrator, Sub-Administrator, Custodian, Distributor, Transfer Agent, licensors, accounting and audit fees and expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses. The Fund pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses.

Tidal ETF Services LLC (the “Administrator”) serves as the Fund’s administrator. In addition, as marketing agent, Administrator assists the Fund and Tidal with certain functions and duties relating to marketing, which include the following: marketing and sales strategy, and marketing-related services.

Hashdex Asset Management Ltd. (“Hashdex” or the “Digital Asset Adviser”) is a Cayman Islands investment manager (and an Exempt Reporting Advisor under SEC rules) that specializes in, among other things, the management, research, investment analysis and other investment support services of funds and ETFs with investment strategies involving bitcoin and other crypto assets. As Digital Asset Adviser, Hashdex is responsible for providing Tidal and the Administrator with research and analysis regarding bitcoin and bitcoin markets for use in the operation and marketing of the Fund. Hashdex has no role in maintaining, calculating or publishing the Benchmark. Hashdex also has no responsibility for the investment or management of the Fund’s portfolio or for the overall performance or operation of the Fund.

U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (“Fund Services”), an indirect subsidiary of U.S. Bancorp, intends to serve as the Fund’s fund accountant, sub-administrator and transfer agent pursuant to certain fund accounting servicing, fund sub-administration servicing and transfer agent servicing agreements. U.S. Bank National Association, a subsidiary of U.S. Bancorp and parent company of Fund Services, intends to serve as the Fund’s custodian pursuant to a custody agreement. Foreside Fund Service, LLC intends to serve as the Fund’s distributor pursuant to a distribution agreement.

Subsequent to the acquisition of the Merger (defined below) (as more fully described in Note 4), the management fee and expense arrangements are the same as those that existed for the Acquired Fund (defined below).

Note 3 – Transactions with Affiliates

Certain officers of the Trust are affiliated with the Sponsor. None of the affiliated Trust’s officers receive compensation from the Fund. The Administrator is a wholly-owned subsidiary of the Sponsor.

Note 4 – Subsequent Events

In preparing these financial statements, Management has evaluated the financial statements for the year-ended December 31, 2023 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than as noted below.

Merger with Hashdex Bitcoin Futures ETF

As reported by the Tidal Commodities Trust I on a Form 8-K filed with the Securities and Exchange Commission on January 3, 2024 (File No. 001-41900), the Fund completed the successful acquisition by merger (the “Merger”) of the Hashdex Bitcoin Futures ETF, a series of the Teucrium Commodity Trust (the “Acquired Fund”).

Under the terms of the Merger, each shareholder of the Acquired Fund received one share of the Fund for every one share of the Acquired Fund held on January 3, 2024 based on the net asset value per share of the Fund being equal to the net asset value per share of the Acquired Fund determined immediately prior to the Merger closing. The share price used for the delivery of shares of the Acquired Fund was the net asset value per share of the Acquired Fund determined after the close of business of NYSE Arca on January 2, 2024. Consequently, the Merger resulted in a one-for-one exchange of shares between the Acquired Fund and the Fund. Upon the Merger closing, the Fund acquired all the assets of the Acquired Fund and assumed all the liabilities of the Acquired Fund. Upon the Merger closing, all of the Acquired Fund’s shares were cancelled and the Acquired Fund was liquidated.

The sponsor of the Acquired Fund, Teucrium Trading, LLC (“Teucrium”), is not receiving any compensation dependent on the consummation of the Merger. Pursuant to a certain Amended and Restated ’33 Act Fund Platform Support Agreement, as amended (the “Support Agreement”) among Tidal, Administrator, Hashdex, and Teucrium, Tidal has agreed to provide Teucrium after the Merger with a monthly amount equal to seven percent (7%) of the Management Fee paid to Tidal from the Fund; provided, however, that such fee will never be less than 0.04% of monthly average net assets of the Fund (“Teucrium Compensation”). Any payment of the Teucrium Compensation will be made from the resources of Tidal and not from the assets of the Fund.

On January 3, 2024, the Fund issued 50,000 shares at net asset value of $2,708,819 for 50,000 shares the Acquired Fund, representing $2,708,819 of net assets. The combined net assets and shares outstanding of the Fund immediately after the Merger were $2,708,819 and 50,000, respectively, representing a net asset value per share of $54.18.

Conversion to Spot Bitcoin ETF

On March 26, 2024, the Sponsor announced the renaming of the Fund from the Hashdex Bitcoin Futures ETF to the Hashdex Bitcoin ETF. The renaming of the Fund corresponds to its completion of the conversion of its investment strategy to allow the Fund to provide spot bitcoin holdings and its tracking of a new benchmark index effective March 27, 2024.

The Fund’s new benchmark index is the Nasdaq Bitcoin Reference Price - Settlement (NQBTCS), which better reflects the Fund’s new strategy of direct bitcoin investment. Going forward and under normal market conditions, the Fund’s investment policy is to maximize its holdings of physical bitcoin such that it is expected that at least 95% of the Fund’s assets will be invested in spot bitcoin. Up to 5% of the Fund’s remaining assets may be invested in CME-traded bitcoin futures contracts and in cash and cash equivalents .

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Trust and the Fund maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms for the Trust and the Fund thereof.

Management of the Sponsor of the Fund (“Management”), including Guillermo Trias, the Sponsor’s Principal Executive Officer and Ronnie Riven, the Sponsor’s Principal Financial Officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, have evaluated the effectiveness of the design and operation of the Trust and the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report, and, based upon that evaluation, concluded that the Trust’s and the Fund’s disclosure controls and procedures were effective as of the end of such period, to ensure that information the Trust is required to disclose in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure. The scope of the evaluation of the effectiveness of the design and operation of its disclosure controls and procedures covers the Trust, as well as separately for the Fund.

The certifications of the Chief Executive Officer and Chief Financial Officer are applicable to the Fund as well as the Trust as a whole.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Sponsor, on behalf of the Trust and the Fund are responsible for establishing and maintaining adequate internal control over financial reporting. The Trust and the Fund’s internal control system is designed to provide reasonable assurance to the Sponsor regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of the Sponsor, including Guillermo Trias, the Sponsor’s Principal Executive Officer and Ronnie Riven, the Sponsor’s Principal Financial Officer of the Sponsor, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, assessed the effectiveness of the Trust’s and the Fund’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria in the Internal Control - Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, Management believes that, as of December 31, 2023, the internal control over financial reporting is effective for the Trust and the Fund thereof.

Changes in Internal Control over Financial Reporting

There has been no change in the Trust’s or the Fund’s internal controls over the financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s last fiscal year that has materially affected, or is reasonably likely to materially affect, the Trust’s or the Fund’s internal control over financial reporting.

 Item 9B. Other Information

On March 29, 2024, Dan Carlson, the Sponsor’s Chief Financial Officer, changed his role with the Sponsor to become the Sponsor’s Chief of Staff. In connection with Mr. Carlson’s new position, the Sponsor appointed Ronnie Riven, born in 1984, to serve as its new Chief Financial Officer. Before joining the Sponsor, Mr. Riven served as Head of Finance & Business Management at Global X ETFs, which manages over 100 funds and over $40.0 billion in assets under management. At Global X since 2018, Ronnie oversaw all finance and accounting operations, as well as leading the firm’s IT, Human Resources, and other business management functions. Ronnie began his career as a public accountant working for BDO USA, LLP from 2006-2012. He has also served as Manager of Financial Reporting at National Grid USA from 2012-2015 and Director of Accounting and Finance at Barclays Center from 2016-2018. Ronnie holds a BS degree in Accounting from Hofstra University and is a Certified Public Accountant in the state of New York.

No family relationship exists between Mr. Riven and any of the Sponsor’s executive officers. There are no arrangements or understandings between Mr. Riven and any other person pursuant to which Mr. Riven was selected as an officer of the Company, nor are there any transactions to which the Company is or was a participant and in which Mr. Riven had or will have a direct or indirect material interest subject to disclosure under Item 404(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Trust is managed by the Sponsor and has no directors, executive officers or employees. Accordingly, the Trust does not have an audit committee, audit committee financial expert, or nominating committee.

Family Relationships

There are no family relationships between the Sponsor’s executive officers.

Involvement in Certain Legal Proceedings

None of the Sponsor’s executive officers or members of the Board of Managers has been involved in any of the following events during the past ten years:

a)	any bankruptcy petition filed by or against any business or property of such person or any partnership or business in which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

b)	any conviction in a criminal proceeding or being a named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

c)	being the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities;

d)	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

e)	being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

f)	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(40) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

The Sponsor has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) which applies to all of its managers, officers (including senior financial officers) and employees. The Sponsor’s Code of Ethics covers all officers and employees that manage the Trust and the Fund. A printed copy of the Code of Ethics is available to any person free of charge, upon request, by contacting the Sponsor at:

Tidal Investments LLC

234 West Florida Street

Suite 203

Milwaukee, Wisconsin 53204

Phone: (844) 986-7700

If the Sponsor makes any amendments to the Code of Ethics or grant any waivers, including any implicit waiver, from a provision of its Code of Ethics, Sponsor will disclose the nature of such amendment or waiver on the Fund’s website. The information on the Fund’s website is not incorporated by reference into this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of the Sponsor and persons who are beneficial owners of at least 10% a Fund’s Shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within ten calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Fund’s Shares and a Statement of Changes in Beneficial Ownership of Securities on Form 4 within two business days of a subsequent acquisition or disposition of Shares of a Fund and, unless all reportable transactions were previously reported on Form 3 or Form 4, an Annual Statement of Changes in Beneficial Ownership of Securities on Form 5 within 45 days after the Trust’s fiscal year-end. For the year ended December 31, 2023, based solely on a review of the Section 16(a) reports furnished to the Trust and written representation by the Trust’s Section 16(a) reporting persons, to the best knowledge of the Sponsor, all such filings have been made within these prescribed timeframes.

Item 11. Executive Compensation

The Trust does not directly compensate any of the executive officers of the Sponsor. The executive officers of the Sponsor are compensated by the Sponsor for the work they perform on behalf of the Trust. The Trust does not set the amount or form of any portion of the compensation paid to the executive officers by the Sponsor. The Fund is obligated to pay a management fee to the Sponsor at an annualized rate of 0.90% of average daily net assets. The Sponsor has the right to elect to waive the management fee for the Fund; that election may be changed by the Sponsor. As of December 31, 2023 the Fund was not operational and as such there were no management fees to the Sponsor.

While as noted above the executive officers of the Sponsor are not compensated directly by the Trust, the Sponsor has adopted compliance policies and procedures effective as of November 14, 2023 as required to comply with NYSE Arca Rule 5.3-E(p) on the recovery of erroneously awarded compensation. The Trust will recover reasonably promptly the amount of any erroneously awarded incentive-based compensation in the event that the Trust is required to prepare an accounting restatement due to the material noncompliance of the Trust with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. The following table sets forth information with respect to each person known to own beneficially more than 5% of the outstanding Shares of the Fund as of March 28, 2024, based on information known to the Sponsor. We are not aware of any 5% holders of our Shares as of March 28, 2024.

Unless otherwise indicated in the table or the related notes, the address for each person named in the table is c/o Tidal Investments LLC, 234 West Florida Street, Suite 203, Milwaukee, Wisconsin 53204.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percent Class (1)
Shares	Guillermo Trias	--	*
Shares	Michael Venuto	292	*
Shares	Dan Carlson	--	*
Shares	Eric Falkeis	--	*
Shares	Gavin Filmore	--	*
Shares	William Woolverton	--	*
Shares	Ronnie Riven	--	*

(1) Percentage of ownership is based on 140,000 Shares issued and outstanding as of March 28, 2024.

* Less than 1%.

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in the control of the Trust.

The Trust has no securities authorized for issuance under equity compensation plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

Neither the Trust nor the Fund entered into any transaction in which any related person had a direct or indirect material interest and the Trust and the Fund do not propose to enter into any such transaction.

The Trust has no directors or executive officers; therefore, no determination has been made relative to director independence.

Item 14. Principal Accountant and Audit Fees and Services

Fees paid for services performed by Tait, Weller & Baker LLP, for the year ended December 31, 2023 were:

Year Ended
December 31, 2023
Audit Fees		$7,500
Audit-Related Fees	$	N/A
Tax Fees	$	N/A
All Other Fees	$	N/A

The Sponsor approved all services provided by Tait, Weller & Baker LLP, above. The Sponsor preapproves all audit, non-audit, tax preparation, and tax accounting services, if any, of the Trust’s independent registered public accounting firm and tax accounting firm, including all engagement fees and terms.

PART IV

Item 15. Exhibits and Financial Statements Schedules

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

Exhibit Number	Exhibit Description

3.1	First Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-273364), filed with the SEC on July 21, 2023).
4.1*	Description of Capital Stock
10.1	Form of Authorized Purchaser Agreement (incorporated by reference to Exhibit B of Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-273364), filed with the SEC on July 21, 2023)
10.2	Form of Distribution Services Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (333-275227), filed with the SEC on October 31, 2023)
10.3	Form of Custody Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 (333-275227), filed with the SEC on October 31, 2023)
10.4	Form of Bitcoin Custody Agreement (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (333-276254), filed with the SEC on December 26, 2023)
10.5	Form of Fund Accounting Servicing Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (333-275227), filed with the SEC on October 31, 2023)
10.6	Form of Transfer Agent Servicing Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-4 (333-275227), filed with the SEC on October 31, 2023)
10.7	Form of Fund Administration Servicing Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 (333-275227), filed with the SEC on October 31, 2023)
10.8	Amended and Restated ‘22 Act Fund Platform Support Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 (333-275227), filed with the SEC on October 31, 2023)
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
97.1*	Incentive-Based Compensation Recovery Policy
101*	Interactive Data Files of Financial Statements and Notes.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tidal Commodities Trust I (Registrant)

By:	Tidal Investments LLC
its Sponsor

By:	/s/ Guillermo Trias
Name:	Guillermo Trias
Title:	Chief Executive Officer

By:	/s/ Ronnie Riven
Name:	Ronnie Riven
Chief Financial Officer

Date: April 1, 2024