Form 10-Q
period 2024-03-31
Tidal Commodities Trust I
filed 2024-05-15
CIK 1985840

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2024

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 13, 2024, there were 160,000 shares of beneficial interest, no par value, of Hashdex Bitcoin ETF issued and outstanding.

Table of Contents	Page

Part I. FINANCIAL INFORMATION

Part II. OTHER INFORMATION

Item 6. Exhibits	14

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Financial Statements

Documents	Page

TIDAL COMMODITIES TRUST I

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Investments (Cost $10,578,023)	$10,837,413	$—
Cash and cash equivalents	237,786	1,867,663
Interest receivable	59,811	10,297
Equity in trading accounts:
Cryptocurrency futures contracts	14,259	129,519
Due from broker	233,247	582,908
Total equity in trading accounts	247,506	712,427
Total assets	$11,382,516	$2,590,387

Liabilities
Management fee payable to Sponsor	19,207	2,053
Equity in trading accounts:
Cryptocurrency futures contracts	13,475	51,376
Total liabilities	$32,682	$53,429

Net assets	$11,349,834	$2,536,958

Shares authorized	140,000	50,000

Net asset value per share	$81.07	$50.74

Market value per share	$81.50	$50.73

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I

COMBINED SCHEDULE OF INVESTMENTS

March 31, 2024

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cryptocurrency
Bitcoin	$10,837,413	95.49%	15,331
Total Cryptocurrency (cost $10,578,023)	$10,837,413	95.49%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X, 5.29%	$237,786	2.10%	237,786
Total Cash Equivalents (cost $237,786)	$237,786	2.10%

		Percentage of	Notional Amount
Description: Assets	Fair Value	Net Assets	(Long Exposure)

Cryptocurrency futures contracts
United States CME Bitcoin Futures contracts
CME Micro Bitcoin Futures April 2024 (21 contracts)	$14,259	`0.13%	$150,213
Total cryptocurrency futures contracts	$14,259	0.13%	$150,213

Description: Liabilities

Cryptocurrency futures contracts
United States CME Bitcoin Futures contracts
CME Bitcoin Futures April 2024 (1 contract)	$13,475	0.12%	$357,650
Total cryptocurrency futures contracts	$13,475	0.12%	$357,650

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I

(FORMERLY TEUCRIUM COMMODITIES TRUST)

SCHEDULE OF INVESTMENTS

December 31, 2023

Description: Assets	Yield	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account (cost $1,867,663)	5.27%	$1,867,663	73.62%	1,867,663
Total Cash Equivalents (cost $1,867,663)		$1,867,663	73.62%

Description: Assets		Fair Value	Percentage of Net Assets	Notional Amount (Long Exposure)

Cryptocurrency futures contracts
United States CME Bitcoin Futures contracts
CME Bitcoin Futures JAN 24 (6 contracts)		$129,519	5.11%	$1,274,500
Total cryptocurrency futures contracts		$129,519	5.11%	$1,274,500

Description: Liabilities

Cryptocurrency futures contracts
United States CME Bitcoin Futures contracts
CME Bitcoin Futures FEB 24 (6 contracts)		51,376	2.03%	$1,288,500
Total cryptocurrency futures contracts		$51,376	2.03%	$1,288,500

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Income
Realized and unrealized gain (loss) on trading of cryptocurrency futures contracts:
Realized gain (loss) on cryptocurrency futures contracts	$7,635,018	$629,551
Net change in unrealized appreciation/depreciation on investments	259,390	—
Net change in unrealized appreciation/depreciation on cryptocurrency futures contracts	(77,359)	128,468
Broker interest income	59,803	—
Interest income	118,946	13,448
Total income (loss)	7,995,798	771,467

Expenses
Management fees	42,381	3,395
Professional fees	—	58,820
Distribution and marketing fees	—	1,362
Custodian fees and expenses	—	259
Business permits and license fees	—	10,129
General and administrative expenses	—	—
Broker expenses	16,148	—
Total expenses	58,529	73,965

Expenses waived by the Sponsor	—	(70,570)

Total expenses, net	58,529	3,395

Net income (loss)	$7,937,269	$768,072

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Operations
Net income (loss)	$7,937,269	$768,072
Capital transactions
Issuance of Shares	17,089,625	367,689
Redemption of Shares	(16,214,018)	—
Net change in the cost of the Underlying Funds	—	—
Total capital transactions	875,607	367,689
Net change in net assets	8,812,876	1,135,761

Net assets, beginning of period	$2,536,958	$1,070,263

Net assets, end of period	$11,349,834	$2,206,024

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash flows from operating activities
Net income (loss)	$7,937,269	$768,072
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	77,359	(128,468)
Changes in operating assets and liabilities:
Investments	(10,837,413)	—
Due from broker	349,661	(109,824)
Interest receivable	(49,514)	(2,124)
Other assets	—	—
Due to broker	—	—
Management fee payable to Sponsor	17,154	408
Other liabilities	—	—
Net cash provided by (used in) operating activities	(2,505,484)	528,064
Cash flows from financing activities:
Proceeds from sale of Shares	17,089,625	—
Redemption of Shares	(16,214,018)	—
Net change in cost of the Underlying Funds	—	—
Net cash provided by (used in) financing activities	875,607	—

Net change in cash and cash equivalents	(1,629,877)	528,064
Cash and cash equivalents, beginning of period	1,867,663	701,969
Cash and cash equivalents, end of period	$237,786	$1,230,033

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I

FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Per Share Operation Performance
Net asset value at beginning of period	$50.74	$21.40
Income (loss) from investment operations:
Investment income	0.62	0.27
Net realized and unrealized gain (loss) on cryptocurrency futures contracts	29.91	15.16
Total expenses	(0.20)	(0.07)
Net increase (decrease) in net asset value	30.33	15.36
Net asset value at end of period	$81.07	$36.76
Total Return	59.78%	71.79%
Ratios to Average Net Assets (Annualized)
Total expenses	1.30%	20.48%
Total expenses, net	1.30%	0.94%
Net investment income (loss)	2.67%	2.78%

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2024 (Unaudited)

Note 1 – Organization and Significant Accounting Policies

These footnotes represent the footnotes to Hashdex Bitcoin ETF’s Statement of Assets and Liabilities and the Combined Financial Statements of Tidal Commodities Trust I.

Hashdex Bitcoin ETF (the “Fund”) is a series of Tidal Commodities Trust I (“Trust”), a Delaware statutory trust organized on February 10, 2023. The Fund operates pursuant to the First Amended and Restated Declaration of Trust and Trust Agreement (“Trust Agreement”), dated March 10, 2023. The Trust is registered with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (together with the rules and regulations adopted thereunder, as amended, the “1933 Act”), as an exchange-traded fund. The Fund was formed and is managed and controlled by the Sponsor, a limited liability company formed in Delaware on March 14, 2012. The sponsor of the Fund is Tidal Investments LLC (f/k/a Toroso Investments, LLC, the “Sponsor”), The Sponsor is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). The Fund intends to be treated as a partnership for U.S. federal income tax purposes.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results through March 31, 2023 are not necessarily indicative of the results to be expected from the full year ended December 31, 2024.

The Fund continuously offers and redeems shares (“Shares”) in blocks of at least 10,000 Shares (each such block, a “Creation Unit”) at an initial price per Share of $25. Only Authorized Participants may purchase and redeem Shares from the Fund and then only in Creation Units. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with the Trust and the Sponsor. Shares are offered on a continuous basis to Authorized Participants in Creation Units at NAV. Authorized Participants may then offer to the public, from time to time, shares from any Creation Unit they create at a per-share market price. The form of Authorized Participant Agreement sets forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants will not receive from the Fund, the Sponsor, or any of their affiliates, any fee or other compensation in connection with their sale of Shares to the public. An Authorized Participant may receive commissions or fees from investors who purchase Shares through their commission or fee-based brokerage accounts.

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

Cash

Cash includes money market funds held.

Income Taxes

For U.S. federal income tax purposes, the Fund will be classified as a publicly traded partnership. A publicly traded partnership is generally taxable as a corporation for U.S. federal income tax purposes unless 90% or more of the publicly traded partnership’s gross income for each taxable year of its existence consists of qualifying income as defined in section 7704(d) of the Internal Revenue Code of 1986, as amended (the “Code”). Qualifying income is defined as generally including, in pertinent part, interest (other than from a financial business), dividends, and gains from the sale or disposition of capital assets held for the production of interest or dividends. In the case of a partnership of which a principal activity is the buying and selling of commodities, other than as inventory, or of futures, forwards, and options with respect to commodities, qualifying income also includes income and gains from commodities and from futures, forwards, options with respect to commodities and, provided the partnership is a trader or investor with respect to such assets, swaps and other notional principal contracts with respect to commodities. There is very limited authority on the U.S. federal income tax treatment of bitcoin and no direct authority on bitcoin derivatives, such as Bitcoin Futures Contracts. Based on an opinion received by Tidal from their independent legal counsel and a Commodity Futures Trading Commission determination that treats bitcoin as a commodity under the Commodity Exchange Act, the Fund intends to take the position that bitcoin and Bitcoin Futures Contracts consist of futures on commodities for purposes of the qualifying income exception under section 7704 of the Code. Accordingly, the Fund expects that at least 90% of the Fund’s gross income for each taxable year will consist of qualifying income and that the Fund will be taxed as a partnership for U.S. federal income tax purposes. Therefore, the Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns.

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

As outlined in the Trust's Registration Statement on Form S-1, filed with the SEC on March 18, 2024, 10,000 Shares represent five Redemption Baskets for the Fund and a minimum level of Shares. If the Fund experienced redemptions that caused the number of Shares outstanding to decrease to the minimum level of Shares required to be outstanding, until the minimum number of Shares is again exceeded through the purchase of a new Creation Basket, there can be no more redemptions by an Authorized Purchaser.

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

To determine the value of Bitcoin Futures Contracts, Global Fund Services uses the settlement price for the Benchmark Component Futures Contracts, as reported on the CME. CME Group staff determines the daily settlements for the Benchmark Component Futures Contracts based on trading activity on CME Globex exchange between 14:59:00 and 15:00:00 Central Time (CT), the settlement period. When a Bitcoin Futures Contract has closed at its daily price fluctuation limit, that limit price will be the daily settlement price that the CME publishes. The Fund will use the published settlement price to price its Shares on that day. If the CME halted trading in Bitcoin Futures Contracts for other reasons, including if trading were halted for an entire trading day or several trading days, the Fund would value its Bitcoin Futures Contracts by using the settlement price that the CME publishes. Such valuation is generally deemed a Level 1 valuation.

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

March 31, 2024

	Level 1	Level 2	Level 3	Balance as of March 31, 2024
Assets:
Cryptocurrency	$—	$10,837,413	$—	$10,837,413
Money market funds	237,786	—	—	237,786
Bitcoin futures contracts	14,259	—	—	14,259
Total	$252,045	$10,837,413	$—	$11,089,458

Liabilities:
Bitcoin futures contracts	$13,475	$—	$—	$13,475

December 31, 2023

	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Assets:
Cash Equivalents	$1,867,663	$—	$—	$1,867,663
Bitcoin futures contracts	129,519	—	—	129,519
Total	$1,997,182	$—	$—	$1,997,182

Liabilities:
Bitcoin futures contracts	$51,376	$—	$—	$51,376

For the three months ended March 31, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Derivative Investments

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts.

Futures Contracts

The Fund is subject to cryptocurrency price risk in the normal course of pursuing its investment objectives. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date.

The purchase and sale of futures contracts requires margin deposits with a Futures Commission Merchant (“FCM”). Subsequent payments (variation margin) are made or received by the Fund each day, depending on the daily fluctuations in the value of the contract, and are recorded as unrealized gains or losses by the Fund. Futures contracts may reduce the Fund’s exposure to counterparty risk since futures contracts are exchange-traded; and the exchange’s clearinghouse, as the counterparty to all exchange-traded futures, guarantees the futures against default.

The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other equity deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to the Fund’s pro rata share of segregated customer funds available. It is possible that the recovery amount could be less than the total of cash and other equity deposited.

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and subsequently clarified in FASB ASU 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by StoneX as of March 31, 2024.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2024

				(iv) Gross Amount Not Offset In the Statement of Asset and Liabilities
Description	(i) Gross Amount of Recognized Assets	(ii) Gross Amount Offset in the Statement of Assets and	(iii) = (i-ii) Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	(v) = (iii)-(iv) Net Amount
Cryptocurrency Price
Bitcoin futures contracts	$14,259	$—	$14,259	$13,475	$—	$784

Offsetting of Financial Liabilities and Derivative Assets as of March 31, 2024

				(iv) Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	(i) Gross Amount of Recognized Assets	(ii) Gross Amount Offset in the Statement of Assets and Liabilities	(iii) = (i-ii) Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	(v) = (iii)-(iv) Net Amount
Cryptocurrency Price
Bitcoin futures contracts	$13,475	$—	$13,475	$13,475	$—	—

Offsetting of Financial Assets and Derivative Assets as of December 31, 2023

				(iv) Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	(i) Gross Amount of Recognized Assets	(ii) Gross Amount Offset in the Statement of Assets and Liabilities	(iii) = (i-ii) Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	(v) = (iii)-(iv) Net Amount
Cryptocurrency Price
Bitcoin futures contracts	$129,519	$—	129,519	51,376	$—	78,143

Offsetting of Financial Liabilities and Derivative Assets as of December 31, 2023

				(iv) Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	(i) Gross Amount of Recognized Assets	(ii) Gross Amount Offset in the Statement of Assets and Liabilities	(iii) = (i-ii) Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	(v) = (iii)-(iv) Net Amount
Cryptocurrency Price
Bitcoin futures contracts	$51,376	$—	51,376	51,376	$—	$—

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of cryptocurrency futures contracts categorized by primary underlying risk:

Three months ended March 31, 2024.

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation/ Depreciation on Commodity Futures Contracts
Cryptocurrency Price
Bitcoin futures contracts	$7,635,018	(77,359)

Three months ended March 31, 2023.

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation/ Depreciation on Commodity Futures Contracts
Cryptocurrency Price
Bitcoin futures contracts	$629,551	$128,468

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $9.4 million and $1.7 million respectively for the three months ended March 31, 2024, and for the three months ended March 31, 2023.

Basis of Presentation

The preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of net assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date. Actual results could differ from those estimates.

Organizational and Offering Costs

All organizational and initial offering costs for the Trust and the Fund were borne directly by the Sponsor. The Trust and the Fund do not have an obligation to reimburse the Sponsor for organization and offering costs paid on their behalf.

Revenue Recognition

 Investment transactions are accounted for on a trade-date basis. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on investments are reflected in the statements of operations as the difference between the original amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations.

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions paid inclusive of unrealized loss.

Three Months Ended March 31, 2024	$5,781
Three Months Ended March 31, 2023	$609

Due from/to Broker

The amount recorded by the Fund for the amount due from and to the clearing broker includes, but is not limited to, cash held by the broker, amounts payable to the clearing broker related to open transactions, payables for cryptocurrency futures accounts liquidating to an equity balance on the clearing broker’s records and amounts of brokerage commissions paid and recognized as unrealized losses.

Margin is the minimum amount of funds that must be deposited by a cryptocurrency interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

When a trader purchases an option, there is no margin requirement; however, the option premium must be paid in full. When a trader sells an option, on the other hand, he or she is required to deposit margin in an amount determined by the margin requirements established for the underlying interest and, in addition, an amount substantially equal to the current premium for the option. The margin requirements imposed on the selling of options, although adjusted to reflect the probability that out-of-the-money options will not be exercised, can in fact be higher than those imposed in dealing in the futures markets directly. Complicated margin requirements apply to spreads and conversions, which are complex trading strategies in which a trader acquires a mixture of options positions and positions in the underlying interest.

Ongoing or “maintenance” margin requirements are computed each day by a trader’s clearing broker. When the market value of a particular open futures contract changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. If the margin call is not met within a reasonable time, the broker may close out the trader’s position. With respect to the Fund’s trading, the Fund (and not its shareholders personally) is subject to margin calls. Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

Expenses

Expenses are recorded using the accrual method of accounting.

Net Income (Loss) per Share

Net income (loss) per share is the difference between the NAV per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units created or redeemed based on the amount of time the units were outstanding during such period.

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

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor or the Prior Sponsor are, if applicable, presented as waived expenses in the statements of operations for the Fund:

Three Months Ended March 31, 2024	$—
Three Months Ended March 31, 2023	70,570

For the three months ending March 31, 2024, the Sponsor did not waive expenses. For the three months ending March 31, 2023 the Prior Sponsor waived the above expenses.

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

Bitcoin Custodian

Holdings of the Fund also includes bitcoin. Such investments are held by BitGo Trust Company, Inc. (the “Bitcoin Custodian”) on behalf of the Fund. The Bitcoin Custodian will keep custody of all of the Fund’s bitcoin in a multi-layer, multi-party cold storage or similarly secure technology. The Bitcoin Custodian is responsible for safekeeping passwords, keys or phrases that allow transfers of digital assets (“Security Factors”) safe, secure and confidential. 100% of the private keys will be held in cold storage. The Bitcoin Custodian will establish the Bitcoin Accounts on the Bitcoin Network solely for the Fund. The Bitcoin Custodian will follow valid instructions given by the Sponsor to use the Fund’s Security Factors to effect transfers to and from the Bitcoin Accounts. The Fund’s bitcoin will be held in segregated wallets and will not be commingled with the assets of other customers. The Bitcoin Custodian has an insurance policy that covers, at least partially, risks such as the loss of client assets held in cold storage, including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer.

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

Note 3 – Transactions with Affiliates

The Trust has no directors, officers or employees and is managed by the Sponsor. The Administrator is a wholly-owned subsidiary of the Sponsor.

Note 4 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2024. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

HASHDEX BITCOIN ETF

FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Per Share Operation Performance
Net asset value at beginning of period	$50.74	$21.40
Income (loss) from investment operations:
Investment income	0.62	0.27
Net realized and unrealized gain (loss) on cryptocurrency futures contracts	29.91	15.16
Total expenses	(0.20)	(0.07)
Net increase (decrease) in net asset value	30.33	15.36
Net asset value at end of period	$81.07	$36.76
Total Return	59.78%	71.79%
Ratios to Average Net Assets (Annualized)
Total expenses	1.30%	20.48%
Total expenses, net	1.30%	0.94%
Net investment income (loss)	2.67%	2.78%

Note 5 – Merger with Hashdex Bitcoin Futures ETF

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

Note 6 – Conversion to Spot Bitcoin ETF

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

Note 7 – Subsequent Events

In preparing these financial statements, Management has evaluated the financial statements for the three months ended March 31, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

HASHDEX BITCOIN ETF

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Investments (Cost $10,578,023)	$10,837,413	$—
Cash and cash equivalents	237,786	1,867,663
Interest receivable	59,811	10,297
Equity in trading accounts:
Cryptocurrency futures contracts	14,259	129,519
Due from broker	233,247	582,908
Total equity in trading accounts	247,506	712,427
Total assets	$11,382,516	$2,590,387

Liabilities
Management fee payable to Sponsor	19,207	2,053
Equity in trading accounts:
Cryptocurrency futures contracts	13,475	51,376
Total liabilities	$32,682	$53,429

Net assets	$11,349,834	$2,536,958

Shares authorized	140,000	50,000

Net asset value per share	$81.07	$50.74

Market value per share	$81.50	$50.73

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF

SCHEDULE OF INVESTMENTS

March 31, 2024

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cryptocurrency
Bitcoin	$10,837,413	95.49%	15,331
Total Cryptocurrency (cost $10,578,023)	$10,837,413	95.49%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X, 5.29%	$237,786	2.10%	237,786
Total Cash Equivalents (cost $237,786)	$237,786	2.10%

Description: Assets	Fair Value	Percentage of Net Assets	Notional Amount (Long Exposure)

Cryptocurrency futures contracts
United States CME Bitcoin Futures contracts
CME Micro Bitcoin Futures April 2024 (21 contracts)	$14,259	0.13%	$150,213
Total cryptocurrency futures contracts	$14,259	0.13%	$150,213

Description: Liabilities

Cryptocurrency futures contracts
United States CME Bitcoin Futures contracts
CME Bitcoin Futures April 2024 (1 contract)	$13,475	0.12%	$357,650
Total cryptocurrency futures contracts	$13,475	0.12%	$357,650

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF

(FORMERLY HASHDEX BITCOIN FUTURES ETF)

SCHEDULE OF INVESTMENTS

December 31, 2023

Description: Assets	Yield	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account (cost $1,867,663)	5.27%	$1,867,663	73.62%	1,867,663
Total Cash Equivalents (cost $1,867,663)		$1,867,663	73.62%

	Fair Value	Percentage of Net Assets	Notional Amount (Long Exposure)
Description: Assets

Cryptocurrency futures contracts
United States CME Bitcoin Futures contracts
CME Bitcoin Futures JAN 24 (6 contracts)	$129,519	5.11%	$1,274,500
Total cryptocurrency futures contracts	$129,519	5.11%	$1,274,500

Description: Liabilities

Cryptocurrency futures contracts
United States CME Bitcoin Futures contracts
CME Bitcoin Futures FEB 24 (6 contracts)	51,376	2.03%	$1,288,500
Total cryptocurrency futures contracts	$51,376	2.03%	$1,288,500

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Income
Realized and unrealized gain (loss) on trading of cryptocurrency futures contracts:
Realized gain (loss) on cryptocurrency futures contracts	$7,635,018	$629,551
Net change in unrealized appreciation/depreciation on investments	259,390	—
Net change in unrealized appreciation/depreciation on cryptocurrency futures contracts	(77,359)	128,468
Broker interest income	59,803	—
Interest income	118,946	13,448
Total income (loss)	7,995,798	771,467

Expenses
Management fees	42,381	3,395
Professional fees	—	58,820
Distribution and marketing fees	—	1,362
Custodian fees and expenses	—	259
Business permits and license fees	—	10,129
General and administrative expenses	—	—
Broker expenses	16,148	—
Total expenses	58,529	73,965

Expenses waived by the Sponsor	—	(70,570)

Total expenses, net	58,529	3,395

Net income (loss)	$7,937,269	$768,072

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Operations
Net income (loss)	$7,937,269	$768,072
Capital transactions
Issuance of Shares	17,089,625	367,689
Redemption of Shares	(16,214,018)	—
Net change in the cost of the Underlying Funds	—	—
Total capital transactions	875,607	367,689
Net change in net assets	8,812,876	1,135,761

Net assets, beginning of period	$2,536,958	$1,070,263

Net assets, end of period	$11,349,834	$2,206,024

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF

STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash flows from operating activities
Net income (loss)	$7,937,269	$768,072
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	77,359	(128,468)
Changes in operating assets and liabilities:
Investments	(10,837,413)	—
Due from broker	349,661	(109,824)
Interest receivable	(49,514)	(2,124)
Other assets	—	—
Due to broker	—	—
Management fee payable to Sponsor	17,154	408
Other liabilities	—	—
Net cash provided by (used in) operating activities	(2,505,484)	528,064
Cash flows from financing activities:
Proceeds from sale of Shares	17,089,625	—
Redemption of Shares	(16,214,018)	—
Net change in cost of the Underlying Funds	—	—
Net cash provided by (used in) financing activities	875,607	—

Net change in cash and cash equivalents	(1,629,877)	528,064
Cash and cash equivalents, beginning of period	1,867,663	701,969
Cash and cash equivalents, end of period	$237,786	$1,230,033

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF

FINANCIAL HIGHLIGHTS

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Per Share Operation Performance
Net asset value at beginning of period	$50.74	$21.40
Income (loss) from investment operations:
Investment income	0.62	0.27
Net realized and unrealized gain (loss) on cryptocurrency futures contracts	29.91	15.16
Total expenses	(0.20)	(0.07)
Net increase (decrease) in net asset value	30.33	15.36
Net asset value at end of period	$81.07	$36.76
Total Return	59.78%	71.79%
Ratios to Average Net Assets (Annualized)
Total expenses	1.30%	20.48%
Total expenses, net	1.30%	0.94%
Net investment income (loss)	2.67%	2.78%

The accompanying notes are an integral part of these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. The forward-looking statements of Tidal Commodities Trust I (the “Trust”) are not a guarantee of future results and conditions, and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements. Whether or not actual results and developments will conform to our Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Report; general economic, market and business conditions; changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies; the costs and effect of any litigation or regulatory investigations; technology developments regarding the use of bitcoin and other digital assets, including the systems used by Tidal Investments LLC (the “Sponsor”) in its provision of services to the Trust; the Sponsor’s conflict of interest in allocating resources among its different clients and the pursuit of future business or investment opportunities by the Sponsor, its officers and/or affiliated entities; and other world economic and political developments.

These and other risks and uncertainties, which are described in more detail in our Annual Report on Form 10-K, filed with the SEC on April 1, 2024, could cause our actual results to differ materially from those expressed or implied by the forward-looking statements in this report. You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Sponsor undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview/Introduction

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

The Trust and the Fund operate pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated March 10, 2023. On January 2, 2024, the initial Form S-1 for DEFI was declared effective by the U.S. Securities and Exchange Commission (“SEC”). As noted below, the Fund is the successor to the Predecessor Fund (defined below), which commenced operations in September 2022. The Fund’s shares trade on the NYSE Arca stock exchange (“NYSE Arca”). The current registration statement for DEFI was declared effective by the SEC on January 2, 2024 and registered an indeterminate number of Shares. BitGo Trust Company, Inc (the “Bitcoin Custodian”) is the custodian for the Fund’s bitcoin holdings; and U.S. Bank, N.A. is the custodian for the Fund’s cash and cash equivalents holdings (the “Cash Custodian” and together with the Bitcoin Custodian, the “Custodians”).

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

Effect of Merger - Conversion to U.S. Spot Bitcoin ETF

On March 26, 2024, the Trust announced that the Fund would be permitted to have spot bitcoin holdings, and that it would track the Benchmark effective March 27, 2024. The Predecessor Fund’s name was the Hashdex Bitcoin Futures ETF, and the Fund’s name is the Hashdex Bitcoin ETF. Effective as of March 27, the Fund has a policy to maximize its holdings of physical bitcoin such that it is expected that at least 95% of the Fund’s assets will be invested in spot bitcoin. Up to 5% of the Fund’s remaining assets may be invested in CME-traded bitcoin futures contracts and in cash and cash equivalents.

Performance Summary

This report covers the periods from January 1, 2024 to March 31, 2024 for DEFI. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

Per Share Operation Performance
Net asset value at beginning of period	$50.74
Income (loss) from investment operations:
Investment income	0.62
Net realized and unrealized gain (loss) on commodity futures contracts	29.91
Total expenses, net	(0.20)
Net increase (decrease) in net asset value	$30.33
Net asset value at end of period	81.07
Total Return	59.78%
Ratios to Average Net Assets (Annualized)
Total expenses	1.30%
Total expenses, net	1.30%
Net investment income	2.67%

Market Outlook - The Bitcoin Industry

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

Market Risk

Trading in instruments such as Futures Contracts will involve the Fund entering into contractual commitments to purchase or sell specific amounts of cryptocurrencies at a specified date in the future. The gross or face amount of the contracts is expected to significantly exceed the future cash requirements of the Fund as the Fund intends to close out any open positions prior to the contractual expiration date. As a result, the Fund’s market risk is the risk of loss arising from the decline in value of the contracts, not from the need to make delivery under the contracts. The Fund considers the “fair value” of derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with the commitment by the Fund to purchase a specific cryptocurrency will be limited to the aggregate face amount of the contacts held.

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

Results of Operations

The discussion below addresses the material changes in the results of operations for the three months ended March 31, 2024 compared to the same period in 2023.

Total expenses for the current and comparative period are presented both gross and net of any expenses waived or paid by the Prior Sponsor that would have been incurred by the Fund (“expenses waived by the Prior Sponsor”). For all expenses waived in 2023, the Prior Sponsor is not entitled to reimbursement. “Total expenses, net” is after the impact of any expenses waived by the Prior Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and the Fund as a result of this change in presentation.

The Fund is the successor and surviving entity from the Merger of the Predecessor Fund into the Fund. The Predecessor Fund was a series of the Teucrium Commodity Trust sponsored by Teucrium Trading, LLC. The Predecessor Fund commenced operations on September 15, 2022. The investment objective of both the Predecessor Fund and the Fund (for the period from January 3, 2024 to March 26, 2024) was for changes in the Fund’s shares’ net asset value (“NAV”) to reflect the daily changes of the price of the Hashdex U.S. Bitcoin Futures Fund Benchmark (the “Prior Benchmark”), less expenses from such Fund’s operations. The Prior Benchmark reflect the average of the closing settlement prices for the first to expire and second to expire bitcoin futures contracts listed on the Chicago Mercantile Exchange (“CME”).

Effective as of March 27, 2024, the Fund’s investment objective and strategy were revised to reflect that the Fund could have spot bitcoin holdings. That is, the Fund’s investment objective is for changes in the Shares’ NAV to reflect the daily changes of the price of the Nasdaq Bitcoin Reference Price - Settlement (NQBTCS) (the “Benchmark”), less expenses from the Fund’s operations. Under normal market conditions, the Fund’s current policy is to maximize its holdings of physical bitcoin such that it is expected that at least 95% of the Fund’s assets will be invested in spot bitcoin. Up to 5% of the Fund’s remaining assets may be invested in CME-traded bitcoin futures contracts and in cash and cash equivalents.

Performance data from September 15, 2022, to January 3, 2024, reflects the performance of the Predecessor Fund. Performance from January 4, 2024, to March 26, 2024, reflects the Fund’s performance under its previous investment strategy, which involved investing in futures contracts. Performance data from March 27, 2024, onward reflect the Fund’s current investment strategy.

On March 31, 2024, the Fund held a total of 22 CME bitcoin futures contracts with a notional value of $507,863 and an asset net fair value of $784. The Fund also held 15,331 Units of spot bitcoin with an asset fair value of $10,837,413.

	Quarter Ended	Quarter Ended
	March 31, 2024	March 31, 2023
Total Net Assets	$11,349,834	$2,206,024
Shares Outstanding	140,000	60,004
Net Asset Value per share	$81.07	$36.76
Closing Price	$81.50	$36.80

Total net assets for the Fund increased year over year by 414%, driven by a combination of an increase in shares outstanding of 79,996 shares or 133% and an increase in the NAV per share of $44.31 or 121%. The change in total net assets year over year was generally due to the interconnected impact of two factors: (i) a surge in net investors flow to the Fund, evidenced by the 121% increase in shares outstanding, particularly following the approval of the spot bitcoin ETF in the USA; and (ii) the Bitcoin price appreciation from $28,586.85 per Bitcoin as of March 31, 2023, to $70,688.52 per Bitcoin as of March 31, 2024, representing an approximate 147% increase during the period April 1, 2023 to March 31, 2024.

For the three months ended March 31, 2024, compared to the three months ended March 31, 2023

	Quarter Ended March 31, 2024	Quarter Ended March 31, 2023
Average daily total net assets	$18,133,799	$1,465,004
Net realized and unrealized gain on futures contracts	7,557,659	758,019
Interest income earned on cash equivalents	$178,749	$13,448
Annualized interest yield based on average daily total net assets	3.96%	0.92%
Net Income	$7,937,269	$768,072
Weighted average share outstanding	286,374	50,004
Management Fees	$42,381	$3,395
Total gross fees and other expenses excluding management fees	$16,148	$73,965
Brokerage Commissions	$5,781	$609
Expenses waived by the Sponsor	$—	$(70,057)
Total gross expense ratio	1.30%	20.48%
Total expense ratio net of expenses waived by the Sponsor	1.30%	0.94%
Net investment gain	59.78%	2.78%
Creation of Shares	310,000	10,000
Redemption of Shares	220,000	—

Net Realized Gain or Loss on Futures Contracts

Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark, 4) the number of contracts held and then sold for either circumstance aforementioned. The Fund recognizes the expense for brokerage commissions for futures contract trades on a per trade basis. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Fund conducts creation and redemption transactions only for cash, and, with respect to creation transactions, the cash is used to purchase Bitcoin Futures Contracts only. The Fund will use Bitcoin Futures Contracts for the primary purpose of using such Bitcoin Futures Contracts to acquire physical bitcoin through EFP transactions and to offset cash and receivables for better tracking the Benchmark. The increase in net realized and unrealized gain on futures contracts was related to the increase in the Fund’s net assets and the Bitcoin price appreciation noted above.

The increase in interest and other income year over year was due to an increase in net assets and an increase in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The Fund seeks to earn interest and other income in investments that may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase in management fee paid to the Sponsor for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, is a result of higher Fund average net assets overall, which was also net of the Sponsor lowering the management fee from 0.94% to 0.90% per annum of the daily NAV of the Fund effective March 26, 2024. Other than the management fee to the Sponsor the Fund incurred brokerage commissions and trading fees. Brokerage commissions are recognized on a per-trade basis to each futures contract’s or bitcoin share’s cost basis. Trading fees for the Fund are recorded in the statement of operations as broker expenses. The actual amount of trading fees to be incurred will vary based upon the trading frequency of the Fund. For the three months ended March 31, 2023, most of the expenses incurred by the Predecessor Fund were associated with the management fee and day-to-day operation of the Fund and the necessary functions related to regulatory compliance. Those were generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. For the three months ended March 31, 2023, the Prior Sponsor waived expenses, which resulted in the Predecessor Fund’s annualized net expense ratio of 0.94%, the Prior Sponsor’s annualized management fee. The Sponsor has not elected to waive management fees or other expenses. These factors also explain the decrease in total gross fees and other expenses excluding management fees, as well as the decrease in total gross expense ratio for the three months ended March 31, 2024, compared to the three months ended March 31, 2023

The increase in total brokerage commissions for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to an increase in futures contracts purchased, liquidated, and rolled and the purchase of bitcoin due to the relative net increase in shares outstanding and increase in assets due to the bitcoin price appreciation.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2024 and serves to illustrate the relative changes of these components.

Off Balance Sheet Financing

The Trust or Fund has no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2024. Neither the Trust nor the Fund participates in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. Neither the Trust nor the Fund have entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Liquidity and Capital Resources

The Fund does not anticipate making use of borrowings or other lines of credit to meet its obligations. The Fund meets its liquidity needs in the normal course of business from the proceeds of the sale of its investments, from the cash and cash equivalents that it intends to hold, and/or from the fee waivers provided by the Sponsor. The Fund’s liquidity needs include redeeming its Shares, providing margin deposits for existing Bitcoin Futures Contracts or the purchase of additional Bitcoin Futures Contracts, posting collateral for over-the-counter contracts, and paying expenses.

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

Critical Accounting Policies

The Trust’s critical accounting policies for the Fund is as follows:

Basis of Presentation

Preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the combined financial statements and accompanying notes. The Trust’s application of these policies involves judgments and actual results may differ from the estimates used.

Cryptocurrency Derivative Transactions

The Sponsor has determined that the valuation of cryptocurrency interests that are not traded on a U.S. or internationally recognized futures exchange (such as swaps and other over the counter contracts) involves a critical accounting policy. The values which are used by the Fund for futures contracts will be provided by the broker who will use market prices when available, while over the counter contracts will be valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date. Values will be determined on a daily basis.

Cryptocurrency futures contracts held by the Fund are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity or cryptocurrency futures contracts are reflected in the statement of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statement of operations. Interest on cash equivalents and deposits are recognized on an accrual basis. The Fund earns interest on funds held at the custodian or other financial institutions at prevailing market rates for such investments.

Cash and cash Equivalents

Cash and cash equivalents are cash held at financial institutions in demand-deposit accounts or highly liquid investments with original maturity dates of three months or less at inception. The Fund reports cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturities. The Fund has a substantial portion of assets on deposit with banks. Assets deposited with financial institutions may, at times, exceed federally insured limits.

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

The Fund and records derivative activities at fair value. Gains and losses from derivative contracts are included in the statement of operations. Derivative contracts include futures contracts related to cryptocurrency prices. Futures, which are listed on a national securities exchange, such as the CME, or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy. OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

Brokerage Commissions

The Fund recognizes brokerage commissions on a full trade basis.

Derivative Counterparty Margin

Margin is the minimum amount of funds that must be deposited by a cryptocurrency interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity or cryptocurrency interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

When a trader purchases an option, there is no margin requirement; however, the option premium must be paid in full. When a trader sells an option, on the other hand, he or she is required to deposit margin in an amount determined by the margin requirements established for the underlying interest and, in addition, an amount substantially equal to the current premium for the option. The margin requirements imposed on the selling of options, although adjusted to reflect the probability that out of the money options will not be exercised, can in fact be higher than those imposed in dealing in the futures markets directly. Complicated margin requirements apply to spreads and conversions, which are complex trading strategies in which a trader acquires a mixture of options positions and positions in the underlying interest.

Ongoing or “maintenance” margin requirements are computed each day by a trader’s clearing broker. When the market value of a particular open futures contract changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. If the margin call is not met within a reasonable time, the broker may close out the trader’s position. With respect to the Fund’s trading, the Fund (and not its shareholders personally) are subject to margin calls.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated, and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

Due from/to Broker

Due from/to broker for investments in financial instruments are securities transactions pending settlement. The Trust is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Trust monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.

Sponsor Fee Allocation of Expenses

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

Income Taxes

For U.S. federal income tax purposes, the Fund will be treated as a partnership. Therefore, the Fund does not record a provision for income taxes because the partners report their share of the Fund’s income or loss on their income tax returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There has been no change in the Trust’s or the Fund’s internal controls over the financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s or the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Trust, Fund or Sponsor are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against Trust, Fund or Sponsor.

Item 1A. Risk Factors applicable to Funds

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of DEFI Shares:

The Fund creates and redeems Shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. On any business day, an Authorized Purchaser may place an order with the transfer agent to redeem one or more baskets. By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to the Fund by the end of the next business day following the effective date of the redemption order or by the end of such later business day. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to the Sponsor’s account at the Custodian the non-refundable transaction fee due for the redemption order. The below table sets forth the number of Shares redeemed during the fiscal quarter ending March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2024	N/A	$	N/A	N/A	N/A

February 1 to February 29, 2024	N/A	$	N/A	N/A	N/A
March 1 to March 31, 2024	220,000		$73.70	N/A	N/A
Total	220,000		$73.70

January 1 to March 31, 2024	220,000		$73.70	N/A	N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a) None.

(b) Not Applicable.

(c) None.

Item 6. Exhibits

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

Date: May 15, 2024