Form 10-Q
period 2024-06-30
Tidal Commodities Trust I
filed 2024-08-14
CIK 1985840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2024

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _______ to _______

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company Emerging growth company	☒ ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 30, 2024, there were 160,000 shares of beneficial interest, no par value, of Hashdex Bitcoin ETF issued and outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TIDAL COMMODITIES TRUST I

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments (Cost $12,319,113)	$10,676,172	$—
Cash and cash equivalents	61,231	1,867,663
Interest receivable	267	10,297
Equity in trading accounts:
Cryptocurrency futures contracts	—	129,519
Due from broker	228,464	582,908
Total equity in trading accounts	228,464	712,427
Total assets	$10,966,134	$2,590,387

Liabilities
Management fee payable to Sponsor	8,939	2,053
Equity in trading accounts:
Cryptocurrency futures contracts	7,725	51,376
Total liabilities	$16,664	$53,429

Net assets	$10,949,470	$2,536,958

Shares Outstanding	160,000	50,000

Net asset value per share	$68.43	$50.74

Market value per share	$68.70	$50.73

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I
COMBINED SCHEDULE OF INVESTMENTS

June 30, 2024 (Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares
Cryptocurrency
Bitcoin	$10,676,172	97.50%	17,831
Total Cryptocurrency (cost $12,319,113)	$10,676,172	97.50%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X, 5.23%	$61,231	0.56%	61,231
Total Cash Equivalents (cost $61,231)	$61,231	0.56%

Description: Liabilities	Fair Value	Percentage of Net Assets	Notional Amount (Long Exposure)
Cryptocurrency futures contracts
United States CME Bitcoin Futures contracts
CME Bitcoin Futures July 2024 (1 contracts)	$7,725	0.07%	$301,625
Total cryptocurrency futures contracts	$7,725	0.07%	$301,625

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

TIDAL COMMODITIES TRUST I

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Income
Realized and unrealized gain (loss) on trading of cryptocurrency futures contracts:
Realized gain (loss) on cryptocurrency futures contracts	$(89,684)	$71,236	$7,545,334	$700,787
Net change in unrealized appreciation/depreciation on investments	(1,902,331)	—	(1,642,941)	—
Net change in unrealized appreciation/depreciation on cryptocurrency futures contracts	(8,508)	(30,948)	(85,868)	97,520
Broker interest income	3,684	—	63,488	—
Interest income	923	21,449	119,869	34,897
Total income (loss)	(1,995,916)	61,737	5,999,882	833,204

Expenses
Management fees	26,636	4,892	69,017	8,287
Broker expenses	—	—	16,148	—
Professional fees	—	50,284	—	109,104
Distribution and marketing fees	—	3,379	—	4,741
Custodian fees and expenses	—	858	—	1,117
Business permits and licenses fees	—	6,032	—	16,161
General and administrative expenses	—	496	—	496
Total expenses	26,636	65,941	85,165	139,906

Expenses waived by the Sponsor	—	(61,049)	—	(131,619)

Total expenses, net	26,636	4,892	85,165	8,287

Net income (loss)	$(2,022,552)	$56,845	$5,914,717	$824,917

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Operations
Net income (loss)	$5,914,717	$824,917
Capital transactions
Issuance of Shares	18,711,813	367,689
Redemption of Shares	(16,214,018)	(323,940)
Total capital transactions	2,497,795	43,749
Net change in net assets	8,412,512	868,666

Net assets, beginning of period	$2,536,958	$1,070,263

Net assets, end of period	$10,949,470	$1,938,929

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash flows from operating activities
Net income (loss)	$5,914,717	$824,917
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	85,868	(97,520)
Unrealized loss on investments	1,642,941	—
Changes in operating assets and liabilities:
Purchases of investments	(12,319,113)	—
Due from broker	354,444	(55,754)
Interest receivable	10,030	(3,861)
Management fee payable to Sponsor	6,886	657
Net cash provided by (used in) operating activities	(4,304,227)	668,439
Cash flows from financing activities:
Proceeds from sale of Shares	18,711,813	367,689
Redemption of Shares	(16,214,018)	(323,940)
Net cash provided by (used in) financing activities	2,497,795	43,749

Net change in cash and cash equivalents	(1,806,432)	712,188
Cash and cash equivalents, beginning of period	1,867,663	701,969
Cash and cash equivalents, end of period	$61,231	$1,414,157

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF
STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments (Cost $12,319,113)	$10,676,172	$—
Cash and cash equivalents	61,231	1,867,663
Interest receivable	267	10,297
Equity in trading accounts:
Cryptocurrency futures contracts	—	129,519
Due from broker	228,464	582,908
Total equity in trading accounts	228,464	712,427
Total assets	$10,966,134	$2,590,387

Liabilities
Management fee payable to Sponsor	8,939	2,053
Equity in trading accounts:
Cryptocurrency futures contracts	7,725	51,376
Total liabilities	$16,664	$53,429

Net assets	$10,949,470	$2,536,958

Shares authorized	160,000	50,000

Net asset value per share	$68.43	$50.74

Market value per share	$68.70	$50.73

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF
SCHEDULE OF INVESTMENTS

 June 30, 2024 (Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cryptocurrency
Bitcoin	$10,676,172	97.50%	17,831
Total Cryptocurrency (cost $12,319,113)	$10,676,172	97.50%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X, 5.23%	$61,231	0.56%	61,231
Total Cash Equivalents (cost $61,231)	$61,231	0.56%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Cryptocurrency futures contracts
United States CME Bitcoin Futures contracts
CME Bitcoin Futures July 2024 (1 contracts)	$7,725	0.07%	$301,625
Total cryptocurrency futures contracts	$7,725	0.07%	$301,625

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF
(FORMERLY HASHDEX BITCOIN FUTURES ETF)

SCHEDULE OF INVESTMENTS

December 31, 2023

			Percentage of
Description: Assets	Yield	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account (cost $1,867,663)	5.27%	$1,867,663	73.62%	1,867,663
Total Cash Equivalents (cost $1,867,663)		$1,867,663	73.62%

		Percentage of	Notional Amount
Description: Assets	Fair Value	Net Assets	(Long Exposure)

Cryptocurrency futures contracts
United States CME Bitcoin Futures contracts
CME Bitcoin Futures JAN 24 (6 contracts)	$129,519	5.11%	$1,274,500
Total cryptocurrency futures contracts	$129,519	5.11%	$1,274,500

Description: Liabilities

Cryptocurrency futures contracts
United States CME Bitcoin Futures contracts
CME Bitcoin Futures FEB 24 (6 contracts)	51,376	2.03%	$1,288,500
Total cryptocurrency futures contracts	$51,376	2.03%	$1,288,500

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Income
Realized and unrealized gain (loss) on trading of cryptocurrency futures contracts:
Realized gain (loss) on cryptocurrency futures contracts	$(89,684)	$71,236	$7,545,334	$700,787
Net change in unrealized appreciation/depreciation on investments	(1,902,331)	—	(1,642,941)	—
Net change in unrealized appreciation/depreciation on cryptocurrency futures contracts	(8,508)	(30,948)	(85,868)	97,520
Broker interest income	3,684	—	63,488	—
Interest income	923	21,449	119,869	34,897
Total income (loss)	(1,995,916)	61,737	5,999,882	833,204

Expenses
Management fees	26,636	4,892	69,017	8,287
Broker expenses	—	—	16,148	—
Professional fees	—	50,284	—	109,104
Distribution and marketing fees	—	3,379	—	4,741
Custodian fees and expenses	—	858	—	1,117
Business permits and licenses fees	—	6,032	—	16,161
General and administrative expenses	—	496	—	496
Total expenses	26,636	65,941	85,165	139,906

Expenses waived by the Sponsor	—	(61,049)	—	(131,619)

Total expenses, net	26,636	4,892	85,165	8,287

Net income (loss)	$(2,022,552)	$56,845	$5,914,717	$824,917

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF
STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Operations
Net income (loss)	$5,914,717	$824,917
Capital transactions
Issuance of Shares	18,711,813	367,689
Redemption of Shares	(16,214,018)	(323,940)
Total capital transactions	2,497,795	43,749
Net change in net assets	8,412,512	868,666

Net assets, beginning of period	$2,536,958	$1,070,263

Net assets, end of period	$10,949,470	$1,938,929

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF
STATEMENT OF CASH FLOWS

 (Unaudited)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash flows from operating activities
Net income (loss)	$5,914,717	$824,917
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	85,868	(97,520)
Unrealized loss on investments	1,642,941	—
Changes in operating assets and liabilities:
Purchases of investments	(12,319,113)	—
Due from broker	354,444	(55,754)
Interest receivable	10,030	(3,861)
Management fee payable to Sponsor	6,886	657
Net cash provided by (used in) operating activities	(4,304,227)	668,439
Cash flows from financing activities:
Proceeds from sale of Shares	18,711,813	367,689
Redemption of Shares	(16,214,018)	(323,940)
Net cash provided by (used in) financing activities	2,497,795	43,749

Net change in cash and cash equivalents	(1,806,432)	712,188
Cash and cash equivalents, beginning of period	1,867,663	701,969
Cash and cash equivalents, end of period	$61,231	$1,414,157

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2024 (Unaudited)

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results through June 30, 2024 are not necessarily indicative of the results to be expected from the full year ended December 31, 2024.

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

As outlined in the Trust’s Registration Statement on Form S-1, filed with the SEC on March 18, 2024, 10,000 Shares represent five Redemption Baskets for the Fund and a minimum level of Shares. If the Fund experienced redemptions that caused the number of Shares outstanding to decrease to the minimum level of Shares required to be outstanding, until the minimum number of Shares is again exceeded through the purchase of a new Creation Basket, there can be no more redemptions by an Authorized Purchaser.

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

●	Taking the current market value of its total assets;

●	Subtracting any liabilities; and

●	Dividing the above total by the number of Shares outstanding.

U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (“Global Fund Services”), the Fund’s sub-administrator, will calculate the NAV of the Fund once each trading day. It will calculate the NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. (ET). The NAV for a particular trading day will be released after 4:15 p.m. (ET).

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

June 30, 2024

	Level 1	Level 2	Level 3	Balance as of June 30, 2024
Assets:
Cryptocurrency	$—	$10,676,172	$—	$10,676,172
Money market funds	61,231	—	—	61,231
Total	$61,231	$10,676,172	$—	$10,737,403

Liabilities:
Bitcoin futures contracts	$7,725	$—	$—	$7,725

December 31, 2023

	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Assets:
Cash Equivalents	$1,867,663	$—	$—	$1,867,663
Bitcoin futures contracts	129,519	—	—	129,519
Total	$1,997,182	$—	$—	$1,997,182

Liabilities:
Bitcoin futures contracts	$51,376	$—	$—	$51,376

For the three and six months ended June 30, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by StoneX as of June 30, 2024.

Offsetting of Financial Liabilities and Derivative Assets as of June 30, 2024

				(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	(i) Gross Amount of Recognized Liabilities	(ii) Gross Amount Offset in the Statement of Assets and Liabilities	(iii) = (i-ii) Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	(v) = (iii)-(iv) Net Amount
Cryptocurrency Price
Bitcoin futures contracts	$7,725	$—	$7,725	$—	$—	$7,725

Offsetting of Financial Assets and Derivative Assets as of December 31, 2023

				(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	(i) Gross Amount of Recognized Assets	(ii) Gross Amount Offset in the Statement of Assets and Liabilities	(iii) = (i-ii) Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	(v) = (iii)-(iv) Net Amount
Cryptocurrency Price
Bitcoin futures contracts	$129,519	$—	129,519	51,376	$—	78,143

Offsetting of Financial Liabilities and Derivative Assets as of December 31, 2023

				(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	(i) Gross Amount of Recognized Assets	(ii) Gross Amount Offset in the Statement of Assets and Liabilities	(iii) = (i-ii) Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	(v) = (iii)-(iv) Net Amount
Cryptocurrency Price
Bitcoin futures contracts	$51,376	$—	51,376	51,376	$—	$—

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of cryptocurrency futures contracts categorized by primary underlying risk:

Three months ended June 30, 2024.

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation/Depreciation on Commodity Futures Contracts
Cryptocurrency Price
Bitcoin futures contracts	$(89,684)	(8,508)

Three months ended June 30, 2023.

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation/Depreciation on Commodity Futures Contracts
Cryptocurrency Price
Bitcoin futures contracts	$71,236	$(30,948)

Six months ended June 30, 2024.

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation/Depreciation on Commodity Futures Contracts
Cryptocurrency Price
Bitcoin futures contracts	$7,545,334	(85,868)

Six months ended June 30, 2023.

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation/Depreciation on Commodity Futures Contracts
Cryptocurrency Price
Bitcoin futures contracts	$700,787	$97,520

Volume of Monthly Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $312.9 thousand and $6.4 million respectively for the three and six months ended June 30, 2024 and $324.9 million and $353.6 million respectively for the three and six months ended June 30, 2023.

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

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions.

Three Months Ended June 30, 2024	$505
Three Months Ended June 30, 2023	$769
Six Months Ended June 30, 2024	$6,286
Six Months Ended June 30, 2023	$1,377

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

Net Income (Loss per Share

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

Note 2 – Sponsor Fee Allocation of Expenses and Related Party Transactions

The Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.90% per annum of the daily NAV of the Fund. The Management Fee is paid in consideration of the Sponsor’s services related to the management of the Fund’s business and affairs, including the provision of commodity futures trading advisory services. Purchases of creation units with cash may cause the Fund to incur certain costs including brokerage commissions and redemptions of creation units with cash may result in the recognition of gains or losses that the Fund might not have incurred if it had made redemptions in-kind. The Fund pays all of its respective brokerage commissions, including applicable exchange fees, National Futures Association fees and give-up fees, and other transaction related fees and expenses charged in connection with trading activities for the Fund’s investments in Commodity Futures Trading Commission regulated investments. The Fund bears other transaction costs related to the futures commission merchants capital requirements on a monthly basis. The Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Administrator, Sub-Administrator, Custodian, Distributor, Transfer Agent, licensors, accounting and audit fees and expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K- 1 preparation and mailing fees, and report preparation and mailing expenses. The Fund pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor or the Prior Sponsor are, if applicable, presented as waived expenses in the statements of operations for the Fund:

Three Months Ended June 30, 2024	$—
Three Months Ended June 30, 2023	$61,049
Six Months Ended June 30, 2024	$—
Six Months Ended June 30, 2023	$131,619

For the three and six months ending June 30, 2024, the Sponsor did not waive expenses. For the three and six months ending June 30, 2023 the Prior Sponsor waived the above expenses.

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

Note 4 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2024 and 2023. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

TIDAL COMMODITIES TRUST I

FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Per Share Operation Performance
Net asset value at beginning of period	$81.07	$36.76	$50.74	$21.40
Income (loss) from investment operations:
Net investment income (loss)	(0.14)	0.29	0.44	0.49
Net realized and unrealized gain (loss)	(12.50)	1.73	17.25	16.89
Total increase (decrease) from investment operations	(12.64)	2.02	17.69	17.38
Net asset value at end of period	$68.43	$38.78	$68.43	$38.78
Total Return	(15.59)%	5.46%	34.87%	81.16%
Ratios to Average Net Assets (Annualized)
Total expenses	0.90%	12.67%	1.14%	15.87%
Total expenses, net	0.90%	0.94%	1.14%	0.94%
Net investment income (loss)	-0.74%	3.18%	1.31%	3.02%

HASHDEX BITCOIN ETF

FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Per Share Operation Performance
Net asset value at beginning of period	$81.07	$36.76	$50.74	$21.40
Income (loss) from investment operations:
Net investment income (loss)	(0.14)	0.29	0.44	0.49
Net realized and unrealized gain (loss)	(12.50)	1.73	17.25	16.89
Total increase (decrease) from investment operations	(12.64)	2.02	17.69	17.38
Net asset value at end of period	$68.43	$38.78	$68.43	$38.78
Total Return	(15.59)%	5.46%	34.87%	81.16%
Ratios to Average Net Assets (Annualized)
Total expenses	0.90%	12.67%	1.14%	15.87%
Total expenses, net	0.90%	0.94%	1.14%	0.94%
Net investment income (loss)	-0.74%	3.18%	1.31%	3.02%

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

Note 7 – Subsequent Events

In preparing these financial statements, Management has evaluated the financial statements for the six months ended June 30, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

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

Eff ect of Merger - Conversion to U.S. Spot Bitcoin ETF

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

Performance Summary

This report covers the periods from January 1, 2024 to June 30, 2024 for DEFI. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

Per Share Operation Performance
Net asset value at beginning of period	$50.74
Income (loss) from investment operations:
Investment income	0.54
Net realized and unrealized gain (loss) on cryptocurrency futures contracts	17.53
Total expenses	(0.38)
Net increase (decrease) in net asset value	17.69
Net asset value at end of period	$68.43
Total Return	34.87%
Ratios to Average Net Assets (Annualized)
Total expenses	1.14%
Total expenses, net	1.14%
Net investment income (loss)	0.46%

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

Results of Operations

The discussion below addresses the material changes in the results of operations for the three and six months ended June 30, 2024 compared to the same period in 2023.

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

On June 30, 2024, the Fund held a total of 1 CME bitcoin futures contracts with a notional value of $301,625 and an asset net fair value of $7,725. The Fund also held 17,831 Units of spot bitcoin with an asset fair value of $10,676,172.

	June 30, 2024	June 30, 2023	December 31, 2023
Total Net Assets	$10,949,470	$1,938,929	$2,536,858
Shares Outstanding	160,000	50,004	50,000
Net Asset Value per share	$68.43	$38.78	$50.74
Closing Price	$68.70	$38.85	$50.73

Total net assets for the Fund increased year over year by 465%, driven by a combination of an increase in shares outstanding of 109,996 shares or 220% and an increase in the NAV per share of $29.65 or 76%. The change in total net assets year over year was generally due to the interconnected impact of two factors: (i) a surge in net investors flow to the Fund, evidenced by the 76% increase in shares outstanding, particularly following the approval of the spot bitcoin ETF in the USA; and (ii) the Bitcoin price appreciation from $30,477.25 per Bitcoin as of June 30, 2023, to $59,874.22 per Bitcoin as of June 30, 2024, representing an approximate 196% increase during the period July 1, 2023 to June 30, 2024.

For the three months ended June 30, 2024, compared to the three months ended June 30, 2023

	Quarter Ended June 30, 2024	Quarter Ended June 30, 2023
Average daily total net assets	$11,935,446	$2,087,482
Net realized and unrealized gain on futures contracts	$(98,305)	$40,288
Interest income earned on cash equivalents	$4,720	$21,449
Annualized interest yield based on average daily total net assets	0.16%	1.03%
Net Income	$(2,022,552)	$56,845
Weighted average share outstanding	158,791	58,466
Management Fees	$42,381	$4,892
Total gross fees and other expenses excluding management fees	$—	$61,049
Brokerage Commissions	$5,781	$769
Expenses waived by the Sponsor	$—	$(61,049)
Total gross expense ratio	0.90%	12.67%
Total expense ratio net of expenses waived by the Sponsor	0.90%	0.94%
Net investment gain	(15.59)%	3.18%
Creation of Shares	20,000	—
Redemption of Shares	—	10,000

For the six months ended June 30, 2024, compared to the six months ended June 30, 2023

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Average daily total net assets	$30,069,245	$1,777,962
Net realized and unrealized gain on futures contracts	7,459,258	798,307
Interest income earned on cash equivalents	$183,566	$34,897
Annualized interest yield based on average daily total net assets	1.22%	1.96%
Net Income	$5,914,717	$824,917
Weighted average share outstanding	222,088	54,258
Management Fees	$84,762	$8,287
Total gross fees and other expenses excluding management fees	$16,148	$131,619
Brokerage Commissions	$11,563	$1,377
Expenses waived by the Sponsor	$—	$(131,619)
Total gross expense ratio	1.14%	15.87%
Total expense ratio net of expenses waived by the Sponsor	1.14%	0.94%
Net investment gain	34.87%	3.02%
Creation of Shares	330,000	10,000
Redemption of Shares	220,000	10,000

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

The increase in interest and other income year over year was due to an increase in net assets and an increase in Federal Fund Rates. As a result, the amount of interest income earned as a percentage of average daily total net assets was higher in the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2024. The Fund seeks to earn interest and other income in investments that may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase in management fee paid to the Sponsor for the three and six months ended June 30, 2024, compared to the three months ended June 30, 2023, is a result of higher Fund average net assets overall, which was also net of the Sponsor lowering the management fee from 0.94% to 0.90% per annum of the daily NAV of the Fund effective March 26, 2024. Other than the management fee to the Sponsor the Fund incurred brokerage commissions and trading fees. Brokerage commissions are recognized on a per-trade basis to each futures contract’s or bitcoin share’s cost basis. Trading fees for the Fund are recorded in the statement of operations as broker expenses. The actual amount of trading fees to be incurred will vary based upon the trading frequency of the Fund. For the three and six months ended June 30, 2023, most of the expenses incurred by the Predecessor Fund were associated with the management fee and day-to-day operation of the Fund and the necessary functions related to regulatory compliance. Those were generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. For the three months and six months ended June 30, 2023, the Prior Sponsor waived expenses, which resulted in the Predecessor Fund’s annualized net expense ratio of 0.94%, the Prior Sponsor’s annualized management fee. The Sponsor has not elected to waive management fees or other expenses. These factors also explain the decrease in total gross fees and other expenses excluding management fees, as well as the decrease in total gross expense ratio for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023

The increase in total brokerage commissions for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to an increase in futures contracts purchased, liquidated, and rolled and the purchase of bitcoin due to the relative net increase in shares outstanding and increase in assets due to the bitcoin price appreciation. The total brokerage commissions for three months ended June 30, 2024, compared to the same period in 2023 were generally stable.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2024, and serves to illustrate the relative changes of these components.

Off Balance Sheet Financing

The Trust or Fund has no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2024. Neither the Trust nor the Fund participates in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. Neither the Trust nor the Fund have entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In order to collateralize positions in Bitcoin Futures Contracts, a portion of the NAV of the Fund is held in cash and cash equivalents, such as short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. A portion of these investments may be posted as collateral in connection with Bitcoin Futures Contracts. The percentage that cash and cash equivalents bear to the shareholders' equity of the Fund varies from period to period as the market values of the Bitcoin Futures Contracts change. The Fund earned $923 and $21,192, respectively, in interest income during the three months ended June 30, 2024 and 2023, and $119,869 and $34,897, respectively, in interest income during the six months June 30, 2024 and 2023.

If the Fund’s ability to obtain exposure to Bitcoin Futures Contracts in accordance with its investment objective is disrupted for any reason, including limited liquidity in the bitcoin futures market, a disruption to the bitcoin futures market, or as a result of margin requirements or position limits imposed by the Fund’s futures commission merchants, the CME, or the CFTC, the Fund may not be able to achieve its investment objective and may experience significant losses. Any disruption in the Fund’s ability to obtain exposure to Bitcoin Futures Contracts will cause the Fund’s performance to deviate from the performance of Bitcoin Futures Contracts. In addition, the Fund might grow to a size where a lack of liquidity in the futures market meant that the Fund could not sell enough futures contracts to honor redemption requests.

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

Management of the Sponsor of the Fund (“Management”), including Guillermo Trias, the Sponsor’s Principal Executive Officer and Ronnie Riven, the Sponsor’s Principal Financial Officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, have evaluated the effectiveness of the design and operation of the Trust and the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d- 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report, and, based upon that evaluation, concluded that the Trust’s and the Fund’s disclosure controls and procedures were effective as of the end of such period, to ensure that information the Trust is required to disclose in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure. The scope of the evaluation of the effectiveness of the design and operation of its disclosure controls and procedures covers the Trust, as well as separately for the Fund.

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

The Fund creates and redeems Shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. On any business day, an Authorized Purchaser may place an order with the transfer agent to redeem one or more baskets. By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to the Fund by the end of the next business day following the effective date of the redemption order or by the end of such later business day. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to the Sponsor’s account at the Custodian the non-refundable transaction fee due for the redemption order. The below table sets forth the number of Shares redeemed during the fiscal quarter ending June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2024	20,000		$81.11	N/A	N/A

May 1 to May 31, 2024	—	$	N/A	N/A	N/A
June 1 to June 30, 2024	—	$	N/A	N/A	N/A
Total	20,000		$81.11

January 1 to June 30, 2024	240,000		$77.41	N/A	N/A

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

Tidal Commodities Trust I (Registrant)

By:	Tidal Investments LLC
its Sponsor

By:	/s/ Guillermo Trias
Name:	Guillermo Trias
Title:	Chief Executive Officer

Date:	August 14, 2024

By:	/s/ Ronnie Riven
Name:	Ronnie Riven
Title:	Chief Financial Officer

Date:	August 14, 2024