Form 10-Q
period 2024-09-30
Tidal Commodities Trust I
filed 2024-11-14
CIK 1985840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2024

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

As of September 30, 2024, there were 130,000 shares of beneficial interest, no par value, of Hashdex Bitcoin ETF issued and outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TIDAL COMMODITIES TRUST I

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2024 (Unaudited)	December 31, 2023*
Assets
Investments (Cost $10,145,099 and $0, respectively)	$9,379,568	$—
Cash and cash equivalents (cost $12,413 and $1,867,663, respectively)	12,413	1,867,663
Interest receivable	43	10,297
Equity in trading accounts:
Cryptocurrency futures contracts	—	129,519
Due from broker	7,072	582,908
Total equity in trading accounts	7,072	712,427
Total assets	$9,399,096	$2,590,387

Liabilities
Management fee payable to Sponsor	6,568	2,053
Equity in trading accounts:
Cryptocurrency futures contracts	—	51,376
Total liabilities	$6,568	$53,429

Net assets	$9,392,528	$2,536,958

Shares Outstanding	130,000	50,000

Net asset value per share	$72.25	$50.74

Market value per share	$72.39	$50.73

*	Reflects the assets and liabilities of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I
COMBINED SCHEDULE OF INVESTMENTS

September 30, 2024 (Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares
Cryptocurrency
Bitcoin	$9,379,568	99.86%	14,800
Total Cryptocurrency (cost $10,145,099)	$9,379,568	99.86%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X, 4.82%	$12,413	0.14%	12,413
Total Cash Equivalents (cost $12,413)	$12,413	0.14%

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I

SCHEDULE OF INVESTMENTS

December 31, 2023*

Description: Assets	Yield	Fair Value	Percentage of Net Assets	Shares
Cash equivalents
Money market funds
U.S. Bank Deposit Account (cost $1,867,663)	5.27%	$1,867,663	73.62%	1,867,663
Total Cash Equivalents (cost $1,867,663)		$1,867,663	73.62%

Description: Assets	Fair Value	Percentage of Net Assets	Notional Amount (Long Exposure)

Cryptocurrency futures contracts
United States CME Bitcoin Futures contracts
CME Bitcoin Futures JAN 24 (6 contracts)	$129,519	5.11%	$1,274,500
Total cryptocurrency futures contracts	$129,519	5.11%	$1,274,500

Description: Liabilities

Cryptocurrency futures contracts
United States CME Bitcoin Futures contracts
CME Bitcoin Futures FEB 24 (6 contracts)	51,376	2.03%	$1,288,500
Total cryptocurrency futures contracts	$51,376	2.03%	$1,288,500

*	Reflects the investments of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023*	Nine Months Ended September 30, 2024*	Nine Months Ended September 30, 2023*
Income
Realized and unrealized gain (loss) on trading of cryptocurrency futures contracts:
Realized gain (loss) on cryptocurrency futures contracts	$(16,691)	$(176,608)	$7,528,643	$524,179
Realized gain (loss) on investments	(533,036)	—	(533,036)	—
Net change in unrealized appreciation/depreciation on investments	877,410	—	(765,531)	—
Net change in unrealized appreciation/depreciation on cryptocurrency futures contracts	7,741	(107,189)	(78,239)	(9,669)
Broker interest income	979	—	63,828	—
Interest income	545	21,202	120,414	56,099
Total income (loss)	336,948	(262,595)	6,336,079	570,609

Expenses
Management fees	22,425	4,204	91,442	12,491
Broker expenses	413	—	15,810	—
Professional fees	—	87,536	—	196,640
Distribution and marketing fees	—	1,845	—	6,586
Custodian fees and expenses	—	610	—	1,727
Business permits and licenses fees	—	1,026	—	17,187
General and administrative expenses	—	6	—	502
Total expenses	22,838	95,227	107,252	235,133

Expenses waived by the Sponsor	—	(91,023)	—	(222,642)

Total expenses, net	22,838	4,204	107,252	12,491

Net income (loss)	$314,110	$(266,799)	$6,228,827	$555,118

*	Reflects the operations of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine Months Ended September 30, 2024*	Nine Months Ended September 30, 2023*

Operations
Net income (loss)	$6,228,827	$555,118
Capital transactions
Issuance of Shares	18,711,813	367,689
Redemption of Shares	(18,085,070)	(323,940)
Total capital transactions	626,743	43,749
Net change in net assets	6,855,570	601,867

Net assets, beginning of period	$2,536,958	$1,070,263

Net assets, end of period	$9,392,528	$1,672,130

*	Reflects the changes in net assets of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2024*	Nine Months Ended September 30, 2023*
Cash flows from operating activities
Net income (loss)	$6,228,827	$555,118
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	78,239	9,669
Unrealized loss on investments	765,531	—
Changes in operating assets and liabilities:
Purchases of investments	(10,145,099)	—
Due from broker	575,740	(128,869)
Interest receivable	10,254	(3,212)
Management fee payable to Sponsor	4,515	398
Net cash provided by (used in) operating activities	(2,481,993)	436,104
Cash flows from financing activities:
Proceeds from sale of Shares	18,711,813	367,689
Redemption of Shares	(18,085,070)	(323,940)
Net cash provided by (used in) financing activities	626,743	43,749

Net change in cash and cash equivalents	(1,855,250)	479,853
Cash and cash equivalents, beginning of period	1,867,663	701,969
Cash and cash equivalents, end of period	$12,413	$1,181,822

*	Reflects the cash flows of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF
STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments (Cost $10,145,099 and $0, respectively)	$9,379,568	$—
Cash and cash equivalents (Cost $12,413 and $1,867,663, respectively)	12,413	1,867,663
Interest receivable	43	10,297
Equity in trading accounts:
Cryptocurrency futures contracts	—	129,519
Due from broker	7,072	582,908
Total equity in trading accounts	7,072	712,427
Total assets	$9,399,096	$2,590,387

Liabilities
Management fee payable to Sponsor	6,568	2,053
Equity in trading accounts:
Cryptocurrency futures contracts	—	51,376
Total liabilities	$6,568	$53,429

Net assets	$9,392,528	$2,536,958

Shares authorized	130,000	50,000

Net asset value per share	$72.25	$50.74

Market value per share	$72.39	$50.73

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF
SCHEDULE OF INVESTMENTS

September 30, 2024 (Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cryptocurrency
Bitcoin	$9,379,568	99.86%	14,800
Total Cryptocurrency (cost $10,145,099)	$9,379,568	99.86%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X, 4.82%	$12,413	0.14%	12,413
Total Cash Equivalents (cost $12,413)	$12,413	0.14%

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF
(FORMERLY HASHDEX BITCOIN FUTURES ETF)

SCHEDULE OF INVESTMENTS

December 31, 2023

Description: Assets	Yield	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account (cost $1,867,663)	5.27%	$1,867,663	73.62%	1,867,663
Total Cash Equivalents (cost $1,867,663)		$1,867,663	73.62%

Description: Assets	Fair Value	Percentage of Net Assets	Notional Amount (Long Exposure)

Cryptocurrency futures contracts
United States CME Bitcoin Futures contracts
CME Bitcoin Futures JAN 24 (6 contracts)	$129,519	5.11%	$1,274,500
Total cryptocurrency futures contracts	$129,519	5.11%	$1,274,500

Description: Liabilities

Cryptocurrency futures contracts
United States CME Bitcoin Futures contracts
CME Bitcoin Futures FEB 24 (6 contracts)	51,376	2.03%	$1,288,500
Total cryptocurrency futures contracts	$51,376	2.03%	$1,288,500

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF (FORMERLY HASHDEX BITCOIN FUTURES ETF) STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Income
Realized and unrealized gain (loss) on trading of cryptocurrency futures contracts:
Realized gain (loss) on cryptocurrency futures contracts	$(16,691)	$(176,608)	$7,528,643	$524,179
Realized gain (loss) on investments	(533,036)		(533,036)	—
Net change in unrealized appreciation/depreciation on investments	877,410	—	(765,531)	—
Net change in unrealized appreciation/depreciation on cryptocurrency futures contracts	7,741	(107,189)	(78,239)	(9,669)
Broker interest income	979	—	63,828	—
Interest income	545	21,202	120,414	56,099
Total income (loss)	336,948	(262,595)	6,336,079	570,609

Expenses
Management fees	22,425	4,204	91,442	12,491
Broker expenses	413	—	15,810	—
Professional fees	—	87,536	—	196,640
Distribution and marketing fees	—	1,845	—	6,586
Custodian fees and expenses	—	610	—	1,727
Business permits and licenses fees	—	1,026	—	17,187
General and administrative expenses	—	6	—	502
Total expenses	22,838	95,227	107,252	235,133

Expenses waived by the Sponsor	—	(91,023)	—	(222,642)

Total expenses, net	22,838	4,204	107,252	12,491

Net income (loss)	$314,110	$(266,799)	$6,228,827	$555,118

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF

(FORMERLY HASHDEX BITCOIN FUTURES ETF)

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Operations
Net income (loss)	$6,228,827	$555,118
Capital transactions
Issuance of Shares	18,711,813	367,689
Redemption of Shares	(18,085,070)	(323,940)
Total capital transactions	626,743	43,749
Net change in net assets	6,855,570	601,867

Net assets, beginning of period	$2,536,958	$1,070,263

Net assets, end of period	$9,392,528	$1,672,130

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF

(FORMERLY HASHDEX BITCOIN FUTURES ETF)

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash flows from operating activities
Net income (loss)	$6,228,827	$555,118
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	78,239	9,669
Unrealized loss on investments	765,531	—
Changes in operating assets and liabilities:
Purchases of investments	(10,145,099)	—
Due from broker	575,740	(128,869)
Interest receivable	10,254	(3,212)
Management fee payable to Sponsor	4,515	398
Net cash provided by (used in) operating activities	(2,481,993)	436,104
Cash flows from financing activities:
Proceeds from sale of Shares	18,711,813	367,689
Redemption of Shares	(18,085,070)	(323,940)
Net cash provided by (used in) financing activities	626,743	43,749

Net change in cash and cash equivalents	(1,855,250)	479,853
Cash and cash equivalents, beginning of period	1,867,663	701,969
Cash and cash equivalents, end of period	$12,413	$1,181,822

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2024 (Unaudited)

Note 1 – Organization and Significant Accounting Policies

These footnotes represent the footnotes to Hashdex Bitcoin ETF’s Statement of Assets and Liabilities and the Combined Financial Statements of Tidal Commodities Trust I.

Hashdex Bitcoin ETF (the “Fund”) is a series of Tidal Commodities Trust I (“Trust”), a Delaware statutory trust organized on February 10, 2023. The Fund operates pursuant to the First Amended and Restated Declaration of Trust and Trust Agreement (“Trust Agreement”), dated March 10, 2023. The Fund is currently the Trust’s only publicly offered series. However, the second series of the Trust, the 7RCC Spot Bitcoin and Carbon Credit Futures ETF, may be offered in the future. The Trust is registered with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (together with the rules and regulations adopted thereunder, as amended, the “1933 Act”), as an exchange-traded fund. The Fund was formed and is managed and controlled by the Sponsor, a limited liability company formed in Delaware on March 14, 2012. The sponsor of the Fund is Tidal Investments LLC (f/k/a Toroso Investments, LLC, the “Sponsor”), The Sponsor is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). The Fund intends to be treated as a partnership for U.S. federal income tax purposes.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results through September 30, 2024 are not necessarily indicative of the results to be expected from the full year ended December 31, 2024.

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

September 30, 2024

	Level 1	Level 2	Level 3	Balance as of September 30, 2024
Assets:
Cryptocurrency	$—	$9,379,568	$—	$9,379,568
Money market funds	12,413	—	—	12,413
Total	$12,413	$9,379,568	$—	$9,391,981

December 31, 2023

	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Assets:
Cash Equivalents	$1,867,663	$—	$—	$1,867,663
Bitcoin futures contracts	129,519	—	—	129,519
Total	$1,997,182	$—	$—	$1,997,182

Liabilities:
Bitcoin futures contracts	$51,376	$—	$—	$51,376

For the three and nine months ended September 30, 2024 and year ended December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

The following table identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by StoneX.

As of September 30, 2024, there were no derivative instruments included in the statements of assets and liabilities.

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

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of cryptocurrency futures contracts categorized by primary underlying risk:

Three months ended September 30, 2024.

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation/ Depreciation on Commodity Futures Contracts
Cryptocurrency Price
Bitcoin futures contracts	$(16,691)	7,741

Three months ended September 30, 2023.

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation/ Depreciation on Commodity Futures Contracts
Cryptocurrency Price
Bitcoin futures contracts	$(176,608)	$(107,189)

Nine months ended September 30, 2024.

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation/ Depreciation on Commodity Futures Contracts
Cryptocurrency Price
Bitcoin futures contracts	$7,528,643	(78,239)

Nine months ended September 30, 2023.

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation/ Depreciation on Commodity Futures Contracts
Cryptocurrency Price
Bitcoin futures contracts	$524,179	$(9,669)

Volume of Monthly Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $109.5 thousand and $4.5 million respectively for the three and nine months ended September 30, 2024 and $1.7 million and $1.8 million respectively for the three and nine months ended September 30, 2023.

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

Three Months Ended September 30, 2024	$50
Three Months Ended September 30, 2023	$593
Nine Months Ended September 30, 2024	$6,336
Nine Months Ended September 30, 2023	$1,970

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

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor or the Prior Sponsor are, if applicable, presented as waived expenses in the statements of operations for the Fund:

Three Months Ended September 30, 2024	$—
Three Months Ended September 30, 2023	$91,023
Nine Months Ended September 30, 2024	$—
Nine Months Ended September 30, 2023	$222,642

For the three and nine months ending September 30, 2024, the Sponsor did not waive expenses. For the three and nine months ending September 30, 2023, the Prior Sponsor waived the above expenses.

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

Note 4 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2024 and 2023. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

TIDAL COMMODITIES TRUST I

FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023*	September 30, 2024*	September 30, 2023*
Per Share Operation Performance
Net asset value at beginning of period	$68.43	$38.78	$50.74	$21.40
Income (loss) from investment operations:
Net investment income (loss)	(0.15)	0.34	0.39	0.83
Net realized and unrealized gain (loss)	3.97	(5.68)	21.12	11.21
Total increase (decrease) from investment operations	3.82	(5.34)	21.51	12.04
Net asset value at end of period	$72.25	$33.44	$72.25	$33.44
Total Return	5.58%	(13.76)%	42.39%	56.23%
Ratios to Average Net Assets (Annualized)
Total expenses	0.92%	21.29%	1.08%	17.69%
Total expenses, net	0.92%	0.94%	1.08%	0.94%
Net investment income (loss)	(0.86)%	3.80%	0.77%	3.28%

*	Reflects financial data for the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5, below, for more information.

HASHDEX BITCOIN ETF

(FORMERLY HASHDEX BITCOIN FUTURES ETF)

FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Per Share Operation Performance
Net asset value at beginning of period	$68.43	$38.78	$50.74	$21.40
Income (loss) from investment operations:
Net investment income (loss)	(0.15)	0.34	0.39	0.83
Net realized and unrealized gain (loss)	3.97	(5.68)	21.12	11.21
Total increase (decrease) from investment operations	3.82	(5.34)	21.51	12.04
Net asset value at end of period	$72.25	$33.44	$72.25	$33.44
Total Return	5.58%	(13.76)%	42.39%	56.23%
Ratios to Average Net Assets (Annualized)
Total expenses	0.92%	21.29%	1.08%	17.69%
Total expenses, net	0.92%	0.94%	1.08%	0.94%
Net investment income (loss)	(0.86)%	3.80%	0.77%	3.28%

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

Note 7 – Subsequent Events

In preparing these financial statements, Management has evaluated the financial statements for the nine months ended September 30, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

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

Overview/Introduction

Tidal Commodities Trust I (“Trust”), a Delaware statutory trust organized on February 10, 2023, is a series trust currently consisting of one series: Hashdex Bitcoin ETF (f/k/a Hashdex Bitcoin Futures ETF) (“DEFI” or the “Fund”). The Trust also includes one additional series, the 7RCC Spot Bitcoin and Carbon Credit Futures ETF, which may be publicly offered in the future. The Fund is a commodity pool. The Fund issues shares of beneficial interest, called “Shares,” representing fractional undivided beneficial interests in the Fund. The Fund’s investment objective is for changes in the Shares’ net asset value (“NAV”) to reflect the daily changes of the price of the Nasdaq Bitcoin Reference Price - Settlement (NQBTCS) (the “Benchmark”), less expenses from the Fund’s operations. The Benchmark is designed to track the price performance of bitcoin. The Fund invests in bitcoin, bitcoin futures contracts (“Bitcoin Futures Contracts”) listed on the Chicago Mercantile Exchange Inc. (“CME”), and cash and cash equivalents. Because the Fund’s investment objective is to track the price of the Benchmark, changes in the price of the Shares may vary from changes in the spot price of bitcoin.

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

Performance Summary

This report covers the periods from January 1, 2024 to September 30, 2024 for DEFI. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Fund (“expenses waived by the Sponsor”).

Per Share Operation Performance
Net asset value at beginning of period	$50.74
Income (loss) from investment operations:
Investment income	0.94
Net realized and unrealized gain (loss) on cryptocurrency futures contracts and investments	21.12
Total expenses	(0.55)
Net increase (decrease) in net asset value	21.51
Net asset value at end of period	$72.25
Total Return	42.39%
Ratios to Average Net Assets (Annualized)
Total expenses	1.08%
Total expenses, net	1.08%
Net investment income (loss)	0.77%

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

Credit Risk

When the Fund enters into futures contracts, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations. For purposes of credit risk, the counterparty for the futures contracts traded on the CBOT, ICE and CME is the clearinghouse associated with those exchanges. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the non-performance of one of their members, which should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. Unlike in the case of exchange traded futures contracts, the counterparty to an over the counter futures contract is generally a single bank or other financial institution. As a result, there will be greater counterparty credit risk in over the counter transactions. There can be no assurance that any counterparty, clearinghouse, or their financial backers will satisfy their obligations to the Fund.

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

Results of Operations

The discussion below addresses the material changes in the results of operations for the three and nine months ended September 30, 2024 compared to the same period in 2023.

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

On September 30, 2024, the Fund held 14,800 Units of spot bitcoin with an asset fair value of $9,379,568.

	September 30, 2024	September 30, 2023	December 31, 2023
Total Net Assets	$9,392,528	$1,672,130	$2,536,858
Shares Outstanding	130,000	50,004	50,000
Net Asset Value per share	$72.25	$33.44	$50.74
Closing Price	$72.39	$33.49	$50.73

Total net assets for the Fund increased year over year by 462%, driven by a combination of an increase in shares outstanding of 79,996 shares or 160% and an increase in the NAV per share of $38.81 or 116%. The change in total net assets year over year was generally due to the interconnected impact of two factors: (i) a surge in net investors flow to the Fund, evidenced by the 116% increase in shares outstanding, particularly following the approval of the spot bitcoin ETF in the USA; and (ii) the Bitcoin price appreciation from $26,967.92 per Bitcoin as of September 30, 2023, to $63,329.50 per Bitcoin as of September 30, 2024, representing an approximate 35% increase during the period September 1, 2023 to September 30, 2024.

For the three months ended September 30, 2024, compared to the three months ended September 30, 2023

	Quarter Ended September 30, 2024	Quarter Ended September 30, 2023
Average daily total net assets	$9,912,432	$1,774,450
Net realized and unrealized gain on futures contracts and investments	$335,424	$(283,797)
Interest income earned on cash equivalents	$1,524	$21,202
Annualized interest yield based on average daily total net assets	0.06%	1.19%
Net Income	$314,110	$(266,799)
Weighted average share outstanding	142,717	50,004
Management Fees	$22,425	$4,204
Total gross fees and other expenses excluding management fees	$413	$91,023
Brokerage Commissions	$50	$593
Expenses waived by the Sponsor	$—	$(91,023)
Total gross expense ratio	0.92%	21.29%
Total expense ratio net of expenses waived by the Sponsor	0.92%	0.94%
Net investment gain	5.58%	3.80%
Creation of Shares	—	—
Redemption of Shares	30,000	—

For the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Average daily total net assets	$13,314,763	$1,776,779
Net realized and unrealized gain on futures contracts and investments	$6,151,837	$514,510
Interest income earned on cash equivalents	$184,242	$56,099
Annualized interest yield based on average daily total net assets	1.85%	3.16%
Net Income	$6,228,827	$558,118
Weighted average share outstanding	195,766	52,825
Management Fees	$91,442	$12,491
Total gross fees and other expenses excluding management fees	$15,810	$222,642
Brokerage Commissions	$6,336	$1,970
Expenses waived by the Sponsor	$—	$(222,642)
Total gross expense ratio	1.08%	17.69%
Total expense ratio net of expenses waived by the Sponsor	1.08%	0.94%
Net investment gain	42.39%	3.28%
Creation of Shares	330,000	10,000
Redemption of Shares	250,000	10,000

Net Realized Gain or Loss on Futures Contracts

Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark, 4) the number of contracts held and then sold for either circumstance aforementioned. The Fund recognizes the expense for brokerage commissions for futures contract trades on a per trade basis. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Fund conducts creation and redemption transactions only for cash, and, with respect to creation transactions, the cash is used to purchase Bitcoin Futures Contracts only. The Fund will use Bitcoin Futures Contracts for the primary purpose of using such Bitcoin Futures Contracts to acquire physical bitcoin through Exchange for Physical (“EFP”) transactions and to offset cash and receivables for better tracking the Benchmark. The increase in net realized and unrealized gain on futures contracts was related to the increase in the Fund’s net assets and the Bitcoin price appreciation noted above.

In the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, the amount of interest income earned as a percentage of average daily total net assets was higher. The increase in interest and other income over these periods was primarily due to an increase in the investments within short-term Treasury Securities, demand deposits, money market funds and/or investments in commercial paper. In the three months ended September 30, 2024 compared to the three months ended September 30, 2023, the amount of interest income earned as a percentage of daily total net assets was lower. The decrease in interest and other income over these periods was primarily due to a decrease in the investments within short-term Treasury Securities, demand deposits, money market funds and/or investments in commercial paper. The Fund seeks to earn interest and other income in investments that may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The increase in management fee paid to the Sponsor for the three and nine months ended September 30, 2024, compared to the three months ended September 30, 2023, is a result of higher Fund average net assets overall, which was also net of the Sponsor lowering the management fee from 0.94% to 0.90% per annum of the daily NAV of the Fund effective March 26, 2024. Other than the management fee to the Sponsor the Fund incurred brokerage commissions and trading fees. Brokerage commissions are recognized on a per-trade basis to each futures contract’s or bitcoin share’s cost basis. Trading fees for the Fund are recorded in the statement of operations as broker expenses. The actual amount of trading fees to be incurred will vary based upon the trading frequency of the Fund. For the three and nine months ended September 30, 2023, most of the expenses incurred by the Predecessor Fund were associated with the management fee and day-to-day operation of the Fund and the necessary functions related to regulatory compliance. Those were generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. For the three months and nine months ended September 30, 2023, the Prior Sponsor waived expenses, which resulted in the Predecessor Fund’s annualized net expense ratio of 0.94%, the Prior Sponsor’s annualized management fee. The Sponsor has not elected to waive management fees or other expenses. These factors also explain the decrease in total gross fees and other expenses excluding management fees, as well as the decrease in total gross expense ratio for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023

The increase in total brokerage commissions for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to an increase in futures contracts purchased, liquidated, and rolled and the purchase of bitcoin due to the relative net increase in shares outstanding and increase in assets due to the bitcoin price appreciation. The total brokerage commissions for three months ended September 30, 2024, compared to the same period in 2023 were generally stable.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2024 and serves to illustrate the relative changes of these components.

Off Balance Sheet Financing

The Trust or Fund has no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2024. Neither the Trust nor the Fund participates in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. Neither the Trust nor the Fund have entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In order to collateralize positions in Bitcoin Futures Contracts, a portion of the NAV of the Fund is held in cash and cash equivalents, such as short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. A portion of these investments may be posted as collateral in connection with Bitcoin Futures Contracts. The percentage that cash and cash equivalents bear to the shareholders’ equity of the Fund varies from period to period as the market values of the Bitcoin Futures Contracts change. The Fund earned $1,524 and $21,202, respectively, in interest income during the three months ended September 30, 2024 and 2023, and $184,244 and $56,099, respectively, in interest income during the nine months ended September 30, 2024 and 2023.

If the Fund’s ability to obtain exposure to Bitcoin Futures Contracts in accordance with its investment objective is disrupted for any reason, including limited liquidity in the bitcoin futures market, a disruption to the bitcoin futures market, or as a result of margin requirements or position limits imposed by the Fund’s futures commission merchants, the CME, or the CFTC, the Fund may not be able to achieve its investment objective and may experience significant losses. Any disruption in the Fund’s ability to obtain exposure to Bitcoin Futures Contracts will cause the Fund’s performance to deviate from the performance of Bitcoin Futures Contracts. In addition, the Fund might grow to a size where a lack of liquidity in the futures market meant that the Fund could not sell enough futures contracts to honour redemption requests.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of DEFI Shares:

The Fund creates and redeems Shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. On any business day, an Authorized Purchaser may place an order with the transfer agent to redeem one or more baskets. By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to the Fund by the end of the next business day following the effective date of the redemption order or by the end of such later business day. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to the Sponsor’s account at the Custodian the non-refundable transaction fee due for the redemption order. The below table sets forth the number of Shares redeemed during the fiscal quarter ending September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2024	—	$	N/A	N/A	N/A

August 1 to August 31, 2024	—	$	N/A	N/A	N/A
September 1 to September 30, 2024	—	$	N/A	N/A	N/A
Total	—		$—

January 1 to September 30, 2024	240,000		$77.41	N/A	N/A

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

Tidal Commodities Trust I (Registrant)

By:	Tidal Investments LLC
its Sponsor

By:	/s/ Guillermo Trias
Name:	Guillermo Trias
Title:	Chief Executive Officer

Date:	November 14, 2024

By:	/s/ Ronnie Riven
Name:	Ronnie Riven
Title:	Chief Financial Officer

Date:	November 14, 2024