Form 10-K
period 2024-12-31
Tidal Commodities Trust I
filed 2025-03-25
CIK 1985840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2024

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ________ to ________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.1D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2024 was $10,957,169.

As of December 31, 2024, there were 140,000 shares of beneficial interest, no par value, of Hashdex Bitcoin ETF issued and outstanding.

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

The Sponsor has filed a registration statement for another exchange traded fund, Nexo 7RCC Spot Bitcoin and Carbon Credit Futures ETF (“BTCK”), which is a series of the Trust. The investment objective of BTCK will be to is to reflect the daily changes of the price of bitcoin and the value of carbon credit futures contracts. Additional series may be designated in the future.

While investors will purchase and sell Shares through their broker-dealer, the Fund continuously offers creation baskets consisting of 10,000 Shares (“Creation Baskets”) at their NAV to certain financial institutions that have entered into an agreement with the Sponsor (“Authorized Purchasers”).

Fund Reorganization

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

Effect of Merger - Conversion to U.S. Spot Bitcoin ETF

On March 26, 2024, the Sponsor announced the renaming of the Fund from the Hashdex Bitcoin Futures ETF to the Hashdex Bitcoin ETF. The renaming of the Fund corresponds to its completion of the conversion of its investment strategy to allow the Fund to provide spot bitcoin holdings and its tracking of a new benchmark index effective March 27, 2024. The Fund’s current benchmark index is the Nasdaq Bitcoin Reference Price - Settlement (NQBTCS), which better reflects the Fund’s current strategy of direct bitcoin investment. Under normal market conditions, the Fund’s has a policy to maximize its holdings of physical bitcoin such that it is expected that at least 95% of the Fund’s assets will be invested in spot bitcoin. Up to 5% of the Fund’s assets may be invested in CME-traded bitcoin futures contracts and in cash and cash equivalents.

Fund Overview

The Fund is designed to provide investors with a means to gain price exposure to the bitcoin market. The Fund issues Shares that trade on NYSE Arca under the symbol “DEFI.” Shares can be purchased and sold by investors through their broker-dealer. Purchasing Shares of the Fund is subject to the risks of bitcoin as well as the additional risks of investing in the Fund.

The Sponsor will employ a passive investment strategy that is intended to track the changes in price of the Benchmark regardless of whether the Benchmark goes up or goes down. The Benchmark is designed to track the price performance of bitcoin. The Fund invests in bitcoin, bitcoin futures contracts (“Bitcoin Futures Contracts”) listed on the Chicago Mercantile Exchange Inc. (“CME”), and cash and cash equivalents. Because the Fund’s investment objective is to track the price of the Benchmark, changes in the price of the Shares may vary from changes in the spot price of bitcoin. In order to track the Benchmark as closely as possible, the Fund will aim to maximize its investment in bitcoin. Because the Fund’s investment objective is to track the price of the Benchmark, the price of the Shares may vary from changes in the spot price of bitcoin. The NYSE Arca rule under which the Shares will be listed and traded prevents the Fund from utilizing leverage. ICE Data Indices, LLC calculates an approximate Fund NAV every 15 seconds throughout each day that the Fund’s Shares are traded on NYSE Arca for as long as the CME’s main pricing mechanism is open.

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

The Benchmark was launched by Nasdaq on June 9, 2021 and is designed to track the price performance of bitcoin. Specifically, the Benchmark attempts to track the average bitcoin spot price by capturing the notional value of bitcoin USD transactions reported by selected public data sources as measured by Nasdaq. The Benchmark applies a rules- based pricing methodology to a diverse collection of pricing sources to provide a reference price for bitcoin and the pricing methodology is designed to account for variances in price across a wide range of sources which have been vetted according to criteria identified in the methodology document. The Benchmark is owned and administered by Nasdaq and may be changed from time to time. Detailed rules on the Benchmark administration and governance may be found at Nasdaq’s website. The Benchmark does not track the overall performance of all digital assets generally, nor the performance of any specific digital asset other than bitcoin. The Benchmark is calculated and published once a day on business days at 3:00 p.m., New York Time by CF Benchmarks Limited (https://www.cfbenchmarks.com/data/indices/NQBTCS) or other Nasdaq designated calculation agent.

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

The Fund maintains long positions in BTC Contracts and MBT Contracts to achieve exposure to the bitcoin futures market. As discussed under “the Fund’s Investment Strategies,” the Sponsor invests the Fund’s assets in spot bitcoin and utilizes Bitcoin Futures Contracts to hedge the cash balance that the Sponsor deems necessary to meet the Fund’s liquidity needs for the cash payment of Share redemption settlements and of other applicable expenses borne by the Fund. The Fund may purchase MBT Contracts if the Fund has proceeds remaining from the sale of a Creation Basket that are less than the price of a BTC contract. BTC and MBT will count toward an aggregate position limit.

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

Further details on the market share and volume information for each constituent platforms used to calculate the CME CF Bitcoin Reference Rate (BRR)

The table below lists the six constituent platforms that contribute transaction data to the BRR. It includes the aggregate volumes traded on their respective Bitcoin - US Dollar markets over the preceding four calendar quarters.

	Aggregate Trading Volume of BTC-USD Markets of CME CF Constituent Platforms**
	itBit	LMAX Digital	Bitstamp	Coinbase	Gemini	Kraken	Bullish*
2024 Q1	1,300,217,284	18,606,590,980	12,614,344,809	90,691,419,596	4,117,487,659	17,217,440,706	N/A
2024 Q2	1,103,291,739	11,280,822,955	12,745,481,874	81,871,129,923	4,460,975,011	15,942,525,422	N/A
2024 Q3	742,961,240	7,674,154,200	11,788,598,149	58,463,571,028	3,343,922,945	10,944,408,968	N/A
2024 Q4	1,196,003,201	15,679,729,421	19,041,512,220	106,998,253,547	7,762,251,106	19,039,509,976	171,943,974*

* Bullish became a CME CF Constituent Platform on December 30th, 2024, and thus its aggregate volume is that observed for 2 days (December 30th and 31st, 2024).

** Source: CF Benchmarks

Considering the 12 highest volume Bitcoin -USD markets operated by spot Bitcoin Trading Platforms, the following table shows the market share for BTC-USD trading of the seven constituent platforms over the past four calendar quarters:

Spot Trading Platforms Market Share of BTC-USD Trading***
Period	itBit	LMAX Digital	Bitstamp	Coinbase	Gemini	Kraken	Bullish*	Others**
2024 Q1	0.68%	9.78%	6.63%	47.65%	2.16%	9.05%	N/A	24.05%
2024 Q2	0.69%	7.05%	7.97%	51.17%	2.79%	9.96%	N/A	20.37%
2024 Q3	0.46%	4.73%	7.26%	36.01%	2.06%	6.74%	N/A	42.75%
2024 Q4	0.33%	4.39%	5.33%	29.95%	2.17%	5.33%	0.05%*	52.44%

* Bullish became a CME CF Constituent Platform on December 30th, 2024, and thus its share is that observed for 2 days (December 30th and 31st, 2024) within the quarter.

** Comprises Bitfinex, Crypto.com

*** Source: CF Benchmarks

The Fund’s Investment Strategies

The Fund seeks to achieve its investment objective by primarily investing in bitcoin. The Fund uses Bitcoin Futures Contracts for the primary purpose of using such Bitcoin Futures Contracts to acquire physical bitcoin through Exchange for Physical Transactions (“EFP”) transactions and to offset cash and receivables for better tracking of the Benchmark. Under normal market conditions, the Fund has a policy to maximize its investments in physical bitcoin such that it is expected that at least 95% of the Fund’s assets will be invested in bitcoin, and up to 5% may be invested in Bitcoin Futures Contracts and in cash and cash equivalents, such as short-term Treasury bills, money market funds, and demand deposit accounts. The Sponsor does not have discretion in choosing the Fund’s investments. See “Use of Proceeds” The term “normal market conditions” includes, but is not limited to, the absence of: trading halts in the applicable financial markets generally; operational issues (e.g., systems failure) causing dissemination of inaccurate market information; or force majeure type events such as natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance. Similarly, the Fund will use bitcoin to acquire Bitcoin Futures Contracts through EFP transactions, so the Fund can then sell the Bitcoin Futures Contracts for cash in order to satisfy redemption orders.

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

When the Fund needs to increase or decrease its allocation to physical bitcoin it will do so through Exchange for Physical Transactions (“EFP”) transactions, by exchanging a physical bitcoin holding for an equivalent Bitcoin Futures Contracts position. The Fund’s futures contract positions will be concentrated on the first to expire contracts and rolled on a monthly basis by closing out the first to expire contracts prior to their final settlement date and then either entering on and EFP transaction to exchange that position for physical bitcoin holdings or entering into the second to expire contracts which will become the new first to expire. A first to expire contract is the contract with the nearest expiration date. A second to expire contract follows the first - it is the contract that will expire second in line after the first contract has expired. For example, when a first to expire contract expires, the second to expire contract becomes the first to expire contract.

Futures contract rolling will take place on the market business day preceding the last trading day of the first to expire contract. The last trading day of the first to expire contact is currently defined as the last business Friday of each month. By way of example, as of the date hereof the Fund’s futures contract positions will be entered and exited according to the roll schedule below.

Hashdex Bitcoin ETF (DEFI) - Roll Schedule Jan 2025 - Dec 2025

Roll Date	Contract Expiring	New Contract	First to Expire Contract
	(Exiting Position)	(Entering Position)	(Resulting Position)
1/31/2025	January (BTCF5)	February (BTCG5)	February (BTCG5)
2/28/2025	February (BTCG5)	March (BTCH5)	March (BTCH5)
3/28/2025	March (BTCH5)	April (BTCJ5)	April (BTCJ5)
4/25/2025	April (BTCJ5)	May (BTCK5)	May (BTCK5)
5/30/2025	May (BTCK5)	June (BTCM5)	June (BTCM5)
6/27/2025	June (BTCM5)	July (BTCN5)	July (BTCN5)
7/25/2025	July (BTCN5)	August (BTCQ5)	August (BTCQ5)
8/29/2025	August (BTCQ5)	September (BTCU5)	September (BTCU5)
9/26/2025	September (BTCU5)	October (BTCV5)	October (BTCV5)
10/31/2025	October (BTCV5)	November (BTCX5)	November (BTCX5)
11/28/2025	November (BTCX5)	December (BTCZ5)	December (BTCZ5)
12/26/2025	December (BTCZ5)	January (BTCF6)	January (BTCF6)

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

The Fund pays the Sponsor a management fee, monthly in arrears, in an amount equal to 0.25% per annum of the daily NAV of the Fund (the “Management Fee”). The Management Fee is paid in consideration of the Sponsor’s services related to the management of the Fund’s business and affairs, including the provision of commodity futures trading advisory services. The Fund is newly organized and as of the date of this Annual Report has not paid any management fees to the Sponsor. The Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Tidal ETF Services LLC (the “Administrator”), the Sub-Administrator, Custodians, marketing agent, transfer agent, licensors, accounting and audit fees and expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses.

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

Cash Custodian, Registrar, Transfer Agent, Fund Sub-Administrator

In its capacity as the Fund’s custodian, the Custodian, currently U.S. Bank, N.A., holds the Fund’s securities, cash and/or cash equivalents pursuant to a custodial agreement. Global Fund Services, an entity affiliated with U.S. Bank, N.A., is the registrar and transfer agent for the Fund’s Shares. In addition, Global Fund Services also serves as sub- administrator for the Fund, performing certain sub-administrative, and accounting services, and support in preparing certain SEC and CFTC reports on behalf of the Fund. The Custodian is located at 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a nationally chartered bank, regulated by the Office of the Comptroller of the Currency, Department of the Treasury, and is subject to regulation by the Board of Governors of the Federal Reserve System. The principal address for Global Fund Services is 615 East Michigan Street, Milwaukee, WI, 53202.

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

Support Agreement

The Sponsor, Administrator, Digital Asset Adviser and the Prior Sponsor (collectively, the “Parties”) have entered into an agreement, as amended (the “Support Agreement”) that sets forth the terms and conditions applicable to the launch, marketing, promotion, development, and ongoing operation of the Predecessor Fund and the Fund, as well the respective rights in profits and obligations for expenses. Specifically, Hashdex and the Sponsor have experience in the digital asset and exchange-traded fund industry, and seek to offer a bitcoin based fund as part of their long-term business goals.

The primary responsibilities and rights of each Party under the Support Agreement, with respect to the Fund, are described below:

●	The Sponsor serves as the sponsor of the Fund as a series of the Trust, as described in this Annual Report.

●	The Administrator provides fund administration and related services for the Fund.

●	Hashdex provides to the Sponsor research and analysis regarding bitcoin and bitcoin markets for use in the operation and marketing of the Fund.

●	After a deduction of operational costs from the Management Fee, the resulting profits and losses will be shared equally among the Sponsor and Hashdex. From the Management Fee, the Sponsor will pay all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the sub-administrator, including but not limited to, fees and expenses of the sub-administrator, Custodian, Marketing Agent, Transfer Agent, licensors, accounting and audit fees expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses.

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

Litigation disclosure for StoneX

Listed below are material administrative, civil, enforcement, or criminal complaints or actions filed against StoneX Financial Inc. - FCM Division (f/k/a INTL FCStone Financial Inc. - FCM Division) where such complaints or actions have not concluded and any material enforcement actions or complaints filed against the StoneX Financial Inc. - FCM Division in the past three years.

●	On October 18, 2023, a subcommittee of the Exchange’s Business Conduct Committee (“BCC”) determined that StoneX Financial Inc. (“StoneX”) may have violated Exchange Rules 4.15(a), 4.15(b), and 4.15(c) by failing to include a unique ID for Registered Operators on certain orders and trades it transmitted to the Exchange. For a period of over four years, from February 2018 through the beginning of August 2022, StoneX, acting as a Futures Commission Merchant, failed to assign, register, and populate unique IDs (Tag 116) for an extensive number of orders placed and traded on the Exchange. Specifically, certain customers using a third-party front-end trading software were inappropriately assigned the same generic ID for Tag 116 on orders and trades placed on the Exchange. The BCC further determined that StoneX may have additionally violated Rule 4.01(a) by failing to diligently supervise the accurate registration of unique IDs for customers; and 4.01(b) by failing to establish, administer, and enforce supervisory systems, policies, and procedures that are reasonably designed to achieve compliance with Exchange Rules. StoneX was issued a fine of $300,000.

●	During the delivery period for the September 2023 COMEX Aluminum (ALI) futures contract, StoneX Financial, Inc. failed to accurately report the delivery notices (DN) in its large trader position files for the applicable trade dates in several instances in violation of Rule 561. On November 15, 2023, pursuant to Rule 512, a fine in the amount of $5,000 was assessed again StoneX Financial Inc. for its violations of Rule 561.

●	Pursuant to an offer of settlement in which StoneX neither admitted nor denied the rule violations or factual findings upon which the penalty is based, on November 15, 2023, a Panel of the Chicago Mercantile Exchange (“CME”) Business Conduct Committee (“Panel”) found that from September 6, 2022,through September 28, 2022, StoneX submitted block trades to the Exchange with inaccurate execution times and failed to report block trades to the Exchange within the required time period following execution in Three- Month SOFR futures and Eurodollar options on futures markets. Additionally, the Panel found that StoneX failed to diligently supervise, monitor, and sufficiently train its employees as to relevant Exchange rules and Market Regulation Advisory Notices in a manner sufficient to ensure compliance with the same. In accordance with the settlement offer, the Panel ordered StoneX to pay a $70,000 fine.

●	On March 16, 2023, the Clearing House Risk Committee at CME Group found that StoneX Financial, Inc. violated Customer Gross Margining Technical Overview Requirements and CME Rule 980.G. Pursuant to an offer of settlement in which StoneX Financial, Inc. neither admitted nor denied the rule violations upon which the penalty is based, the Clearing House Risk Committee imposed a $100,000.00 fine which was effective on March 16, 2023.

●	On January 20, 2023, the Clearing House Risk Committee at CME Group found that StoneX Financial Inc. violated CME Rules 930.A and 930.F. Pursuant to an offer of settlement in which StoneX Financial, Inc. neither admitted nor denied the rule violations upon which the penalty is based, the Clearing House Risk Committee imposed a $50,000 fine which was effective on January 20, 2023.

●	On December 15, 2022, the Market Regulation Department of CME Group Inc. (“CME”) notified StoneX Financial Inc. (“SFI”) that it was conducting a formal investigation into block trades placed in September 2022 that could potentially be in violation of CME Rule 526 and Market Regulation Advisory Notice RA2004-5R. On July 6, 2023, CME notified SFI that it has referred the case to Market Regulation’s Enforcement Division. Settlement negotiations are ongoing.

●	On July 20, 2022, a subcommittee on the ICE Future US’s Business Conduct Committee determined that in numerous instances between May 2020 and May 2021 StoneX Financial Inc. and StoneX Markets LLC may have violated Exchange Rule 4.04 by engaging in improper pre-hedging and adopting a risk policy that may have motivated employees to engage in improper pre-hedging for certain contracts. In addition, the Committee found that StoneX Financial Inc. and StoneX Markets LLC may have violated Exchange Rules 4.01(a), 4.07(c), and 21.04. In accordance with the settlement offer, in which StoneX Financial Inc. and StoneX Markets LLC neither admitted nor denied the alleged rule violations, StoneX Financial Inc. and StoneX Markets LLC agreed to pay a collective monetary penalty of $425,000 and disgorge $225,606.80 in profits.

●	On March 23, 2021, a subcommittee of the ICE Futures US’s Business Conduct Committee determined that in numerous instances between February 2019 and May 2020, StoneX, formerly INTL FCStone Financial Inc., may have violated Exchange Rule 6.15(a) by failing to submit to the Exchange daily large trader reports on reportable customer positions and Exchange Rule 4.01(a) by failing to have proper processes for reporting large trader positions. The ICE Futures US Business Conduct Committee imposed a $75,000 fine on StoneX Financial Inc. which was effective on March 23, 2021.

●	After a historic move in the natural gas market in November of 2018, INTL FCStone Financial Inc. - FCM Division (“IFF”) experienced a number of customer deficits. IFF soon thereafter initiated NFA arbitrations, seeking to collect these debits, and has also been countersued and sued in a number of these arbitrations. These accounts were managed by Optionsellers.com, (“Optionsellers”) who is a Commodity Trading Advisor (“CTA”) authorized by investors to act as attorney-in-fact with exclusive trading authority over these investors’ trading accounts. These accounts cleared through IFF. After this significant and historic natural gas market movement, the accounts declined below required maintenance margin levels. IFF’s role in managing the accounts was limited. As a clearing firm, IFF did not provide any investment advice, trading advice, or recommendations to customers of Optionsellers who chose to clear with IFF. Instead, it simply executed and cleared trades placed by Optionsellers on behalf of Optionsellers’ customers. Optionsellers is a CFTC registered CTA operating under a CFTC Rule 4.7 exemption from registration. Optionsellers engaged in a strategy that primarily involved selling options on futures products. The arbitrations between IFF, Optionsellers, and the Optionsellers customers are currently ongoing.

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

On June 11, 2021, pursuant to an offer of settlement in which Phillip Capital Inc. neither admitted nor denied the rule violation upon which the penalty is based, the Clearing House Risk Committee found that Phillip Capital Inc. violated CME Rule 980.A - Required Records and Reports. In accordance with the settlement offer, the Committee imposed a $50,000 fine for non-current books and records due to an issue with the firm’s middleware provider. In a related matter, the CME Group had previously fined Phillip Capital Inc. on March 19, 2021, for its violation of Rule 811 and 561. During the month of February 2021, Phillip Capital Inc. inaccurately reported its open interest and large trader positions in several instances of CME, CBT, NYMEX, and COMEX contracts due to the aforementioned middleware issue. A fine in the amount of $5,000 was assessed against Phillip Capital Inc.

Commodity Trading Advisor

Currently, the Sponsor does not employ commodity trading advisors with respect to the Fund. If, in the future, the Sponsor does employ commodity trading advisors for the Fund, it will choose each advisor based on arm’s length negotiations and will consider the advisor’s experience, fees, and reputation.

Contractual Fees and Compensation Arrangements with the Sponsor and Third-Party Service Providers

Service Provider	Compensation Paid by the Fund
Tidal Investments LLC Sponsor	0.25% of average net assets annually

Phillip Capital Inc., Futures Commission Merchant and Clearing Broker	The Fund pays $5.00-$10.00 per Futures Contract half-turn exclusive of pass through fees for the exchange, NFA, execution fees, and platform and exchange data fees.

StoneX Financial Inc., Futures Commission Merchant and Clearing Broker	The Fund pays $10.00-$25.00 per Futures Contract half-turn exclusive of pass through fees for the exchange and NFA. Additionally, if the monthly commissions paid do not equal or exceed 20% return on the Maintenance Margin Requirement at 9.6% of Exchange Maintenance Margin, the Fund will pay a true up to meet that return at the end of each month.

Wilmington Trust, Trustee	$3,300 annually for the Trust

Asset-based fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. NAV is calculated by taking the current market value of the Fund’s total assets and subtracting any liabilities.

Other Non-Contractual Payments by the Fund

The Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.25% per annum of the daily NAV of the Fund. The Management Fee is paid in consideration of the Sponsor’s services related to the management of the Fund’s business and affairs, including the provision of commodity futures trading advisory services. Purchases of creation units with cash may cause the Fund to incur certain costs including brokerage commissions and redemptions of creation units with cash may result in the recognition of gains or losses that the Fund might not have incurred if it had made redemptions in-kind. The Fund pays all of its respective brokerage commissions, including applicable exchange fees, NFA fees and give-up fees, and other transaction related fees and expenses charged in connection with trading activities for the Fund’s investments in CFTC regulated investments. The Fund bears other transaction costs related to the FCM capital requirements on a monthly basis. The Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Administrator, Sub-Administrator, Custodians, Marketing Agent, Transfer Agent, licensors, accounting and audit fees and expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses. The Fund pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses.

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

Inter-Series Limitation on Liability

Because the Trust was established as a Delaware statutory trust, the Fund and each other series that may be established under the Trust in the future will be operated so that it will be liable only for obligations attributable to such series and will not be liable for obligations of any other series or affected by losses of any other series. If any creditor or Shareholder of any particular series (such as the Fund) asserts against the series a valid claim with respect to its indebtedness or Shares, the creditor or Shareholder will only be able to obtain recovery from the assets of that series and not from the assets of any other series or the Trust generally. The assets of the Fund and any other series will include only those funds and other assets that are paid to, held by or distributed to the series on account of and for the benefit of that series, including, without limitation, amounts delivered to the Trust for the purchase of Shares in a series. This limitation on liability is referred to as the Inter-Series Limitation on Liability. The Inter-Series Limitation on Liability is expressly provided for under the Delaware Statutory Trust Act, which provides that if certain conditions (as set forth in Section 3804(a)) are met, then the debts of any particular series will be enforceable only against the assets of such series and not against the assets of any other series or the Trust generally. In furtherance of the Inter- Series Limitation on Liability, every party providing services to the Trust, the Fund or the Sponsor on behalf of the Trust or the Fund, will acknowledge and consent in writing to the Inter-Series Limitation on Liability with respect to such party’s claims.

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

Marketing Agent and Authorized Purchasers

The offering of the Fund’s Shares is a best efforts offering. The Fund continuously offers Creation Baskets consisting of 10,000 Shares at their NAV through the Marketing Agent to Authorized Purchasers. Shares will be sold at the next determined NAV per Share. All Authorized Purchasers pay a $300 fee for each Creation Basket order.

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

Calculating NAV

The Fund’s NAV per Share is calculated by:

●	taking the current market value of its total assets, including but not limited to spot bitcoin, Bitcoin Futures Contracts and cash, pursuant to policies established from time to time by the Sponsor or otherwise described herein,

●	subtracting any liabilities and dividing the balance by the number of Share, and.

●	dividing the above total by the number of Shares outstanding.

Global Fund Services, in its capacity as the Sub-Administrator, calculates the NAV of the Fund once each trading day. It calculates the NAV as of the earlier of the close of regular trading on NYSE Arca or 4:00 p.m. (ET). The NAV for a particular trading day is released after 4:15 p.m. (ET).

Valuation of Bitcoin Futures Contracts

In determining the value of Bitcoin Futures Contracts, the Sub-Administrator uses primarily the settlement price for the Bitcoin Futures Contracts, as reported on the CME. CME Group staff determines the daily settlements for the Bitcoin Futures Contracts based on trading activity on CME Globex exchange between 14:59:00 and 15:00:00 Central Time (CT), the settlement period. In situations where a two-sided market is not available during the closing period, the CME will derive a settlement price using the carry calculation method based on the CME CF Bitcoin Reference Rate (BRR). This method calculates the settlement price as the reference rate plus an adjustment factoring in the days to expiration and the interest rate. Specifically, the settlement price is determined by the formula: BRR + [(Days to Expiration / 365) × Interest Rate × BRR]. The interest rate used will be the rate on the Overnight Index Swap (OIS) curve corresponding with the expiration date of the futures contract used in the calculation. When a Bitcoin Futures Contracts has closed at its daily price fluctuation limit, that limit price will be the daily settlement price that the CME publishes.

In exceptional circumstances when: (i) Bitcoin Futures Contracts settlement prices are not readily available; or (ii) when a trading halt closes CME or the Bitcoin Futures Market early, including if trading were halted for an entire trading day or several trading days; or (iii) when a Bitcoin Futures Contracts close at its price fluctuation limit for the day, the fair value of such contracts are determined by the Sponsor in good faith and in a manner that assesses the Bitcoin Futures Contracts’ value based on a consideration of all available facts and all available information on the valuation date. The fair value of Bitcoin Futures Contracts is determined by attempting to estimate the price at which such Bitcoin Futures Contract would be trading in the absence of the price fluctuation limit (either above such limit when an upward limit has been reached or below such limit when a downward limit has been reached). Typically, this estimate will be made primarily using a carry calculation described above that uses the BRR at 4:00 p.m. E.T. on settlement day as a reference price. The fair value of BTC Contracts and MBT Contracts may not reflect such security’s market value or the amount that the Fund might reasonably expect to receive for the BTC Contracts and MBT Contracts upon its current sale.

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

Defining fj,t, as the closing price of the Bitcoin Future Contract with tenor period j (measured in calendar days) at datet. and Jt a column vector of all the tenors traded at datet (except those on their last trading day), so F = {fj,t}j∈/t column a vector of all the settlement prices of Bitcoin Futures traded at date t (except those on their Past last trading day). Also defining X = [1, Jt, J 2] a regressors matrix containing ones in its first column, tenor in the second and squared tenors in the third, and W = diag(J -2) as a square weighting matrix with inverse squared tenors on its diagonal. The estimated parameters are given by

β = L • F

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

The following description of the procedures for the creation and redemption of baskets is only a summary and an investor should refer to the relevant provisions of the Trust Agreement and the form of Authorized Purchaser Agreement for more detail, each of which has been incorporated by reference as an exhibit to the Annual Report.

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

Rejection of Purchase Orders

The Sponsor acting by itself or through the Marketing Agent or transfer agent may reject a purchase order or a Creation Basket Deposit if:

●	it determines that, due to position limits or otherwise, investment alternatives that will enable the Fund to meet its investment objective are not available or practicable at that time;

●	it determines that the purchase order or the Creation Basket Deposit is not in proper form;

●	it believes that acceptance of the purchase order or the Creation Basket Deposit would have adverse tax consequences to the Fund or its Shareholders;

●	the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to the Sponsor, be unlawful;

●	circumstances outside the control of the Sponsor, Marketing Agent or transfer agent make it, for all practical purposes, not feasible to process creations of baskets;

●	there is a possibility that any or all of the Bitcoin Futures Contracts of the Fund on the CME from which the NAV of the Fund is calculated will be priced at a dynamic price limit restriction; or

●	if, in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of the Fund or its Shareholders.

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

Suspension or Rejection of Redemption Orders

The Sponsor may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which NYSE Arca or CME is closed other than customary weekend or holiday closings, or trading on NYSE Arca or CME is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of cash equivalents is not reasonably practicable, (3) for such other period as the Sponsor determines to be necessary for the protection of the Shareholders, (4) if there is a possibility that any or all of the Bitcoin Futures Contracts of the Fund on the CME from which the NAV of the Fund is calculated will be priced at a daily price limit restriction, or (5) if, in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of the Fund or its Shareholders. For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of the Fund’s assets at an appropriate value to fund a redemption. If the Sponsor has difficulty liquidating the Fund’s positions, e.g., because of a market disruption event in the futures markets, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of the Sponsor, the Marketing Agent or the transfer agent will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

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

The Sponsor serves as the Sponsor to the Fund and serves as the sponsor, or investment adviser, or investment sub- adviser, to investment companies and commodity pools other than the Fund. The Sponsor may have a conflict to the extent that its trading decisions for the Fund may be influenced by the effect they would have on the other investment companies or pools it manages. In addition, the Sponsor may be required to indemnify the officers, trustees, and directors of the other investment companies or pools, if the need for indemnification arises. This potential indemnification will cause the Sponsor’s assets to decrease. If the Sponsor’s other sources of income are not sufficient to compensate for the indemnification, it could cease operations, which could in turn result in Fund losses and/or termination of the Fund.

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

The Sponsor might have a potential future conflict of interest if the Sponsor, a new sponsor, or sub-adviser were to register as a broker-dealer or become affiliated with a broker-dealer. In such case, the Sponsor, new sponsor, or sub- adviser, as the case may be, would develop and implement appropriate procedures designed to prevent the use and dissemination of material non-public information regarding the Fund’s holdings.

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

Ownership or Beneficial Interest in the Fund

As of the date of this report, the Sponsor owns 507 Shares of the Fund and none of the principals of the Sponsor have an ownership interest in the Fund.

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

Digital asset exchanges are relatively new and, in some cases, unregulated. Furthermore, while many prominent digital asset exchanges provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many digital asset exchanges do not provide this information. Digital asset exchanges do not appear to be subject to, or may not comply with, regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. These markets are local, national and international and include a broadening range of digital assets and participants. Significant trading may occur on systems and platforms with minimum predictability. Furthermore, many spot markets and over-the- counter market venues do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or oversight of customer trading. As a result, the marketplace may lose confidence in digital asset exchanges, including prominent exchanges that handle a significant volume of bitcoin trading.

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

The Fund is a commodity pool and the Sponsor is a commodity pool operator subject to regulation by the CTFC and the NFA under the Commodity Exchange Act (“CEA”). The collapse of TerraUSD and the bankruptcy filings of FTX, Celsius, Voyager and BlockFi have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on digital asset trading platforms, and custodians. Federal and state legislatures and regulatory agencies are expected to introduce and enact new laws and regulations to regulate digital asset intermediaries, such as digital asset trading platforms and custodians. The U.S. regulatory regime-namely the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the SEC, the CFTC, FinCEN, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Federal Bureau of Investigation) as well as the White House have issued reports and releases concerning digital assets, including bitcoin and digital asset markets.

The extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. It is possible that new laws and increased regulation and regulatory scrutiny may require the Fund to comply with certain regulatory regimes, which could result in new costs for the Fund. For example, FINRA issued a notice on March 8, 2022 seeking comment on measures that could prevent or restrict investors from buying a broad range of public securities and products designated as “complex products” - which could include each Exchange Traded Product offered by the Sponsor. The ultimate impact, if any, of these measures remain unclear. However, if regulations are adopted, they could, among other things, prevent or restrict investors’ ability to buy the Fund. The Fund may have to devote increased time and attention to regulatory matters, which could increase costs to the Fund. New laws, regulations and regulatory actions could significantly restrict or eliminate the market for, or uses of, digital assets including bitcoin, which could have a negative effect on the value of bitcoin, which in turn would have a negative effect on the value of the Shares.

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

1 See: https://www.cmegroup.com/rulebook/files/cme-group-Rule-538.pdf

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

Item 1A. Risk Factors

Not required for smaller reporting companies.

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

As of December 31, 2024, there were 140,000 Shares outstanding held by 43 holders of record.

Use of Proceeds

The registration statement on Form S-1 registering an unlimited number of Shares of the Fund (File number 333- 273364) was declared effective on January 2, 2024. The offering commenced thereafter and is continuing. The offering proceeds were invested in bitcoin futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of Equity Securities

The Sponsor, the Trust or the Fund do not purchase Shares directly from shareholders. In connection with its redemption of baskets held by Authorized Purchasers, the Fund redeemed zero baskets (comprising zero shares) and 4 baskets (comprising 250,000 shares) for the three and twelve months ended December 31, 2024, respectively. Monthly redemptions for the last three months are detailed below.

	Total Number of Shares	Average Price Per
Period	Redeemed	Share
10/1/24 to 10/31/24	0	$0
11/1/24 to 11/30/24	0	$0
12/1/24 to 12/31/24	0	$0
Total	0

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

Trust Overview

Tidal Commodities Trust I (“Trust”), a Delaware statutory trust organized on February 10, 2023, is a series trust currently consisting of one series: Hashdex Bitcoin ETF (f/k/a Hashdex Bitcoin Futures ETF) (“DEFI” or the “Fund”). The Fund is a commodity pool. The Fund issues shares of beneficial interest, called “Shares,” representing fractional undivided beneficial interests in the Fund. The Fund’s investment objective is for changes in the Shares’ NAV to reflect the daily changes of the price of the Benchmark, less expenses from the Fund’s operations. The Benchmark is designed to track the price performance of bitcoin. The Fund invests in bitcoin, bitcoin futures contracts (“Bitcoin Futures Contracts”) listed on the Chicago Mercantile Exchange Inc. (“CME”), and cash and cash equivalents. Because the Fund’s investment objective is to track the price of the Benchmark, changes in the price of the Shares may vary from changes in the spot price of bitcoin.

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

While investors will purchase and sell Shares through their broker-dealer, the Fund continuously offers Creation Baskets at their NAV to certain financial institutions that have entered into an agreement with the Sponsor (“Authorized Purchasers”).

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

The Sponsor will attempt to manage the credit risk of the Fund by following certain trading limitations and policies. In particular, the Fund intends to post margin and collateral and/or hold liquid assets that will be equal to or greater than approximately the face amount of the futures contracts it holds. The Sponsor will implement procedures that will include, but will not be limited to, executing and clearing trades and entering into over the counter transactions only with parties it deems creditworthy and/or requiring the posting of collateral by such parties for the benefit of each Fund to limit its credit exposure.

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

Results of Operations

The discussion below addresses the material changes in the results of operations for the year ended December 31, 2024 compared to the same period in 2023.

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

On December 31, 2024, the Fund held 15,785 bitcoin with an asset fair value of $14,713,026.

	December 31, 2024	December 31, 2023
Total Net Assets	$14,839,385	$2,536,958
Shares Outstanding	140,000	50,000
Net Asset Value per Share	$106.00	$50.74
Closing Price	$93,208.76	$42,265.19

Total net assets for the Fund increased year over year by 585%, driven by a combination of an increase in shares outstanding of 90,000 shares or 180% and an increase in the NAV per share of $55.26 or 209%. The change in total net assets year over year was generally due to the interconnected impact of two factors: (i) a surge in net investors flow to the Fund, evidenced by the 180% increase in shares outstanding, particularly following the approval of the spot bitcoin ETF in the USA; and (ii) the Bitcoin price appreciation from $42,265.19 per Bitcoin as of December 31, 2023, to $93,208.76 per Bitcoin as of December 31, 2024, representing an approximate 121% increase during the period January 1, 2024 to December 31, 2024.

	Year ended December 31, 2024	Year ended December 31, 2023
Average daily total net assets	$13,112,043	$1,885,016
Net realized and unrealized loss on futures contracts	$7,526,022	$1,308,803
Interest income earned on cash equivalents	$120,525	$66,862
Net income (loss)	$10,581,435	$1,440,764
Weighted average share outstanding	179,809	52,113
Management Fees	$119,739	$17,718
Total gross fees and other expenses excluding management fees	$15,842	$271,380
Brokerage Commissions	$6,407	$2,547
Expenses waived by the Sponsor	$—	$271,380
Total gross expense ratio	1.03%	15.34%
Total expense ratio net of expenses waived by the Sponsor	1.03%	0.94%
Net investment income	0.37%	3.46%
Creation of Shares	340,000	10,000
Redemption of Shares	(250,000)	(10,004)

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2024 and serves to illustrate the relative changes of these components.

Benchmark Performance

Investing in Commodity Interests subjects the Funds to the risks of the underlying commodity market, and this could result in substantial fluctuations in the price of each Fund’s Shares. Unlike mutual funds, the Funds currently are not expected to distribute dividends to Shareholders. Although this could change if interest rates continue to rise, and the assets of the Funds increase. Investors may choose to use the Funds as a means of investing indirectly in the underlying commodity, and there are risks involved in such investments. Investors may choose to use the Funds as vehicles to hedge against the risk of loss, and there are risks involved in hedging activities.

During the period from January 1, 2024 through December 31, 2024, the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of the Fund, as stated in the prospectus for each Fund.

Frequency Distribution of Premiums and Discounts

Description

The frequency distribution charts below present information about the difference between the daily market price for Shares of each Fund and the Fund’s reported Net Asset Value per share. The amount that a Fund’s market price is above the reported NAV is called the premium. The amount that a Fund’s market price is below the reported NAV is called the discount. The market price is determined using the midpoint between the highest bid and the lowest offer on the listing exchange, as of the time that a Fund’s NAV is calculated (usually 4:00 p.m., (ET)). The chart shows the number of trading days in which a Fund traded within the premium/discount range indicated. The charts are also available on the website for each Fund on a quarterly basis.

*A unit that is equal to 1/100th of 1% and is used to denote the change in a financial instrument.

NEITHER THE PAST PERFORMANCE OF A FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE

DEFI	Q1	Q2	Q3	Q4	Total 2024
Days at premium	47	30	43	38	158
Days at NAV	2	2	3	2	9
Days at discount	12	32	18	24	86

The performance data above for the Hashdex Bitcoin futures ETF Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

Off Balance Sheet Financing

The Trust or Fund has no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2024. Neither the Trust nor the Fund participates in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. Neither the Trust nor the Fund have entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

A market disruption, such as a government taking regulatory or other actions that disrupt the market in bitcoin, can also make it difficult to liquidate a position. Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, the Fund does not intend at this time to establish a credit facility, which would provide an additional source of liquidity, but instead will rely only on the cash and cash equivalents that it holds to meet its liquidity needs. The anticipated value of the positions in Bitcoin Futures Contracts that the Sponsor will acquire or enter into for the Fund increases the risk of illiquidity. Because Bitcoin Futures Contracts may be illiquid, the Fund’s holdings may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated.

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

Level 1 –	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 financial instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these financial instruments does not entail a significant degree of judgment.

Level 2 –	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 –	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

The Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.25% per annum of the daily NAV of the Fund. The Management Fee is paid in consideration of the Sponsor’s services related to the management of the Fund’s business and affairs, including the provision of commodity futures trading advisory services. Creation with cash may cause the Fund to incur certain costs including brokerage commissions and redemptions of creation units with cash may result in the recognition of gains or losses that the Fund might not have incurred if it had made redemptions in-kind. The Fund pays all of its respective brokerage commissions, including applicable exchange fees, NFA fees and give-up fees, and other transaction related fees and expenses charged in connection with trading activities for the Fund’s investments in CFTC regulated investments. The Fund also pays all fees and commissions related to the EFP transactions for the sale and purchase of spot bitcoin, including any bitcoin transaction fees for on-chain transfers of bitcoin. The Fund bears other transaction costs related to the FCM capital requirements on a monthly basis. The Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Administrator, Sub-Administrator, Custodians, Marketing Agent, Transfer Agent, licensors, accounting and audit fees and expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses. The Fund pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm - Hashdex Bitcoin ETF, a series of the Tidal Commodities Trust I (TAIT, WELLER & BAKER LLP, Philadelphia, PA, PCAOB #445)	F-1
Report of Independent Registered Public Accounting Firm - Hashdex Bitcoin ETF (Formerly Hashdex Bitcoin Futures ETF) (GRANT THORTON LLP, New York, NY, PCAOB #248)	F-2
Tidal Commodities Trust I Combined Statements of Assets and Liabilities, Statements of Operations, Statements of Changes in Net Assets and Statements of Cash Flows	F-3
Hashdex Bitcoin ETF (Formerly Hashdex Bitcoin Futures ETF) Statements of Assets and Liabilities, Statements of Operations, Statements of Changes in Net Assets and Statements of Cash Flows	F-8
Notes to Financial Statements	F-13

taitweller.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Management of the Trust’s Sponsor

Of Tidal Commodities Trust I

Opinion on the Financial Statements

We have audited the accompanying combined statements of assets and liabilities of Tidal Commodities Trust I (the “Trust”), including the combined schedule of investments as of December 31, 2024, the related combined statements of operations, changes in net assets, and cash flows for the year then ended and the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the combined financial position of the Trust as of December 31, 2024, and the results of its combined operations, combined changes in net assets, and combined cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the accompanying statement of assets and liabilities of Hashdex Bitcoin ETF (formerly Hashdex Bitcoin Futures ETF), (the “Fund”), a series of Tidal Commodities Trust I, including the schedule of investments as of December 31, 2024, and the related statements of operations, changes in net assets, and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024, and the results of its operations, changes in net assets, and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Fund (which are also reflected in the Trust) as of December 31, 2023, were audited by other auditors whose report dated February 29, 2024, expressed an unqualified opinion on those statements.

Basis for Opinion

These combined financial statements and financial statements are the responsibility of management of the Trust’s Sponsor. Our responsibility is to express an opinion on the Trust’s combined financial statements and the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust and Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We have served as the auditors of the Trust and the Fund since 2023.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements and financial statements are free of material misstatement, whether due to error or fraud. The Trust and the Fund are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s and Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the combined financial statements and financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements and financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements and financial statements. We believe that our audits provide a reasonable basis for our opinion.

TAIT, WELLER & BAKER LLP
Philadelphia, Pennsylvania
March 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

Hashdex Bitcoin ETF (formerly Hashdex Bitcoin Futures ETF)

Opinion on the financial statements

We have audited the statement of assets and liabilities, including the schedule of investments of Hashdex Bitcoin ETF (formerly Hashdex Bitcoin Futures ETF), a series of Tidal Commodities Trust I (formerly a series of Teucrium Commodity Trust) (the “Fund”) as of December 31, 2023, the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the auditor of the Fund from 2022 – 2024.

New York, New York

February 29, 2024

TIDAL COMMODITIES TRUST I
COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2024	December 31, 2023*
Assets
Investments (1)	$14,713,026	$—
Cash and cash equivalents (2)	29,680	1,867,663
Interest receivable	85	10,297
Equity in trading accounts:
Cryptocurrency futures contracts	—	129,519
Due from broker	108,214	582,908
Total equity in trading accounts	108,214	712,427
Total assets	$14,851,005	$2,590,387

Liabilities
Management fee payable to Sponsor	11,620	2,053
Equity in trading accounts:
Cryptocurrency futures contracts	—	51,376
Total liabilities	$11,620	$53,429

Net assets	$14,839,385	$2,536,958

Shares issued and outstanding	140,000	50,000
(no par value, Unlimited amount authorized)

Net asset value per share	$106.00	$50.74

Market value per share	$106.21	$50.73

*	Reflects the assets and liabilities of the Hashdex Bitcoin Futures ETF, which was a series of the Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

(1)	Cost basis (December 31, 2024)	$11,099,080
(2)	Cost basis (December 31, 2024)	$29,680

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODIDTIES TRUST I
COMBINED SCHEDULE OF INVESTMENTS
December 31, 2024

Description: Assets	Yield	Fair Value	Percentage of Net Assets	Shares

Cryptocurrency
Bitcoin		$14,713,026	99.15%	15,785
Total Cryptocurrency (cost $11,099,080)		$14,713,026	99.15%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.41%	$29,680	0.20%	29,680
Total Cash Equivalents (cost $29,680)		$29,680	0.20%

TIDAL COMMODITIES TRUST I

 (FORMERLY TEUCRIUM COMMODITIES TRUST)
COMBINED SCHEDULE OF INVESTMENTS
December 31, 2023*

Description: Assets	Yield	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
U.S. Bank Deposit Account (cost $1,867,663)	5.27%	$1,867,663	73.62%	1,867,663
Total Cash Equivalents (cost $1,867,663)		$1,867,663	73.62%

Description: Assets	Fair Value	Percentage of Net Assets	Notional Amount (Long Exposure)

Cryptocurrency futures contracts
United States CME Bitcoin Futures contracts
CME Bitcoin Futures JAN 24 (6 contracts)	$129,519	5.11%	$1,274,500
Total cryptocurrency futures contracts	$129,519	5.11%	$1,274,500

Description: Liabilities

Cryptocurrency futures contracts
United States CME Bitcoin Futures contracts
CME Bitcoin Futures FEB 24 (6 contracts)	51,376	2.03%	$1,288,500
Total cryptocurrency futures contracts	$51,376	2.03%	$1,288,500

*	Reflects the investments of the Hashdex Bitcoin Futures ETF, which was a series of the Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I
COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2024	Year Ended December 31, 2023*
Income

Realized and unrealized gain (loss) on trading of cryptocurrency futures contracts:
Realized gain (loss) on cryptocurrency futures contracts	$7,526,022	$1,308,803
Realized gain (loss) on investments	(529,068)	—
Net change in unrealized appreciation (depreciation) on investments	3,613,946	—
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	(78,239)	48,991
Broker interest income	63,830	16,108
Interest income	120,525	66,862
Total income (loss)	10,717,016	1,440,764

Expenses
Management fees	119,739	17,718
Professional fees	—	241,278
Distribution and marketing fees	—	8,198
Custodian fees and expenses	—	2,167
Business permits and license fees	—	19,187
General and administrative expenses	—	550
Broker expenses	15,842	—
Total expenses	135,581	289,098

Expenses waived by the Sponsor	—	(271,380)

Total expenses, net	135,581	17,718

Net income (loss)	$10,581,435	$1,423,046

*	Reflects the operations of the Hashdex Bitcoin Futures ETF, which was a series of the Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I
COMBINED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023*

Operations

Net income (loss)	$10,581,435	$1,423,046
Capital transactions

Issuance of Shares	19,806,062	367,689

Redemption of Shares	(18,085,070)	(324,040)
Total capital transactions	1,720,992	43,649
Net change in net assets	12,302,427	1,466,695

Net assets, beginning of period	$2,536,958	$1,070,263

Net assets, end of period	$14,839,385	$2,536,958

Net asset value per share at beginning of period	$50.74	$21.40

Net asset value per share at end of period	$106.00	$50.74

Creation of Shares	340,000	10,000
Redemption of Shares	(250,000)	(10,004)

*	Reflects the changes in net assets of the Hashdex Bitcoin Futures ETF, which was a series of the Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I
COMBINED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023*
Cash flows from operating activities
Net income (loss)	$10,581,435	$1,423,046
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	78,239	(48,991)
Net change in unrealized appreciation of investments	(3,613,946)	—
Net realized losses on sale of investments	529,068	—
Changes in operating assets and liabilities:
Purchases of investments	(13,520,786)	—
Proceeds from sale of investments	1,892,631	—
Due from broker	474,598	(245,859)
Interest receivable	10,212	(7,336)
Management fee payable to Sponsor	9,567	1,185
Net cash provided by (used in) operating activities	(3,558,982)	1,122,045
Cash flows from financing activities:
Proceeds from sale of Shares	19,806,069	367,689
Redemption of Shares	(18,085,070)	(324,040)
Net cash provided by (used in) financing activities	1,720,999	43,649
Net change in cash and cash equivalents	(1,837,983)	1,165,694
Cash and cash equivalents, beginning of period	1,867,663	701,969
Cash and cash equivalents, end of period	$29,680	$1,867,663

*	Reflects the cash flows of the Hashdex Bitcoin Futures ETF, which was a series of the Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF
(FORMERLY HASHDEX BITCOIN FUTURES ETF)
STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2024	December 31, 2023
Assets
Investments (1)	$14,713,026	$—
Cash and cash equivalents (2)	29,680	1,867,663
Interest receivable	85	10,297
Equity in trading accounts:
Cryptocurrency futures contracts	—	129,519
Due from broker	108,214	582,908
Total equity in trading accounts	108,214	712,427
Total assets	$14,851,005	$2,590,387

Liabilities
Management fee payable to Sponsor	11,620	2,053
Equity in trading accounts:
Cryptocurrency futures contracts	—	51,376
Total liabilities	$11,620	$53,429

Net assets	$14,839,385	$2,536,958

Shares issued and outstanding	140,000	50,000
(no par value, Unlimited amount authorized)

Net asset value per share	$106.00	$50.74

Market value per share	$106.21	$50.73

(1)	Cost basis (December 31, 2024)	$11,099,080
(2)	Cost basis (December 31, 2024)	$29,680

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF
SCHEDULE OF INVESTMENTS
December 31, 2024

Description: Assets	Yield	Fair Value	Percentage of Net Assets	Shares

Cryptocurrency
Bitcoin		$14,713,026	99.15%	15,785
Total Cryptocurrency (cost $11,099,080)		$14,713,026	99.15%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.41%	$29,680	0.20%	29,680
Total Cash Equivalents (cost $29,680)		$29,680	0.20%

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

HASHDEX BITCOIN ETF
(FORMERLY HASHDEX BITCOIN FUTURES ETF)
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2024	Year Ended December 31, 2023

Income

Realized and unrealized gain (loss) on trading of cryptocurrency futures contracts:
Realized gain (loss) on cryptocurrency futures contracts	$7,526,022	$1,308,803
Realized gain (loss) on investments	(529,068)	—
Net change in unrealized appreciation (depreciation) on investments	3,613,946	—
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	(78,239)	48,991
Broker interest income	63,830	16,108
Interest income	120,525	66,862
Total income (loss)	10,717,016	1,440,764

Expenses
Management fees	119,739	17,718
Professional fees	—	241,278
Distribution and marketing fees	—	8,198
Custodian fees and expenses	—	2,167
Business permits and license fees	—	19,187
General and administrative expenses	—	550
Broker expenses	15,842	—
Total expenses	135,581	289,098

Expenses waived by the Sponsor	—	(271,380)

Total expenses, net	135,581	17,718

Net income (loss)	$10,581,435	$1,423,046

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF
(FORMERLY HASHDEX BITCOIN FUTURES ETF)
STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31, 2024	Year Ended December 31, 2023

Operations
Net income (loss)	$10,581,435	$1,423,046
Capital transactions
Issuance of Shares	19,806,062	367,689
Redemption of Shares	(18,085,070)	(324,040)
Total capital transactions	1,720,992	43,649
Net change in net assets	12,302,427	1,466,695

Net assets, beginning of period	$2,536,958	$1,070,263

Net assets, end of period	$14,839,385	$2,536,958

Net asset value per share at beginning of period	$50.74	$21.40

Net asset value per share at end of period	$106.00	$50.74

Creation of Shares	340,000	10,000
Redemption of Shares	(250,000)	(10,004)

The accompanying notes are an integral part of these financial statements

HASHDEX BITCOIN ETF
(FORMERLY HASHDEX BITCOIN FUTURES ETF)
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Cash flows from operating activities
Net income (loss)	$10,581,435	$1,423,046
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	78,239	(48,991)
Net change in unrealized appreciation of investments	(3,613,946)	—
Net realized losses on sale of investments	529,068	—
Changes in operating assets and liabilities:
Purchases of investments	(13,520,786)	—
Proceeds from sale of investments	1,892,631	—
Due from broker	474,598	(245,859)
Interest receivable	10,212	(7,336)
Management fee payable to Sponsor	9,567	1,185
Net cash provided by (used in) operating activities	(3,558,982)	1,122,045
Cash flows from financing activities:
Proceeds from sale of Shares	19,806,069	367,689
Redemption of Shares	(18,085,070)	(324,040)
Net cash provided by (used in) financing activities	1,720,999	43,649

Net change in cash and cash equivalents	(1,837,983)	1,165,694
Cash and cash equivalents, beginning of period	1,867,663	701,969
Cash and cash equivalents, end of period	$29,680	$1,867,663

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

Note 1 – Organization and Significant Accounting Policies

These footnotes represent the footnotes to Hashdex Bitcoin ETF’s Statement of Assets and Liabilities and the Combined Financial Statements of Tidal Commodities Trust I. The combined financial statements for the years ending December 31, 2024 and 2023 represent the assets and liabilities, schedule of investments, statement of operations, changes in net assets and cash flows for the Hashdex Bitcoin ETF (formerly the Hashdex Bitcoin Futures ETF).

Hashdex Bitcoin ETF (the “Fund”) is a series of Tidal Commodities Trust I (“Trust”), a Delaware statutory trust organized on February 10, 2023. The Fund operates pursuant to the First Amended and Restated Declaration of Trust and Trust Agreement (“Trust Agreement”), dated March 10, 2023. The Fund is currently the Trust’s only publicly offered series. However, Tidal Investments LLC (f/k/a Toroso Investments, LLC, the “Sponsor”) has filed a registration statement for another exchange traded fund, Nexo 7RCC Spot Bitcoin and Carbon Credit Futures ETF (“BTCK”), which is a series of the Trust.

The Trust is registered with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (together with the rules and regulations adopted thereunder, as amended, the “1933 Act”), as an exchange- traded fund. The Fund was formed and is managed and controlled by the Sponsor, a limited liability company formed in Delaware on March 14, 2012. The Sponsor is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). The Fund intends to be treated as a partnership for U.S. federal income tax purposes.

The Trust and Fund qualify as an investment company solely for accounting purposes and not for any other purpose and follow the accounting and reporting guidance under the Financial Accounting Stands Board Accounting Standards Codification Topic 946, Financial Services - Investment Companies, but are not registered, and are not required to be registered, as an investment company under the Investment Company Act of 1940, as mended.

On January 2, 2024, the initial Form S-1 for DEFI was declared effective by the SEC. The Fund is the successor and surviving entity from the merger (the “Merger”) of the Hashdex Bitcoin Futures ETF (the “Predecessor Fund”) into the Fund. The Predecessor Fund was a series of the Teucrium Commodity Trust (the “Predecessor Trust”) sponsored by Teucrium Trading, LLC (“Prior Sponsor”). The Merger closed on January 3, 2024. In connection with the Merger, the Predecessor Fund shareholders received one Share for each share of the Predecessor Fund they owned prior to the Merger.

On March 26, 2024, the Sponsor announced the renaming of the Fund from the Hashdex Bitcoin Futures ETF to the Hashdex Bitcoin ETF. The renaming of the Fund corresponds to its completion of the conversion of its investment strategy to allow the Fund to provide spot bitcoin holdings and its tracking of a new benchmark index effective March 27, 2024. The Fund’s investment objective is for changes in the shares’ (“Shares”) net asset value (“NAV”) to reflect the daily changes of the price of the Nasdaq Bitcoin Reference Price - Settlement (NQBTCS) (the “Benchmark”), less expenses from the Fund’s operations. The Benchmark is designed to track the price performance of bitcoin. The Fund invests in bitcoin, bitcoin futures contracts (“Bitcoin Futures Contracts”) listed on the Chicago Mercantile Exchange Inc. (“CME”), and cash and cash equivalents. Under normal market conditions, the Fund has a policy to maximize its holdings of physical bitcoin such that it is expected that at least 95% of the Fund’s assets will be invested in spot bitcoin. Up to 5% of the Fund’s assets may be invested in CME-traded bitcoin futures contracts and in cash and cash equivalents. Because the Fund’s investment objective is to track the price of the Benchmark, changes in the price of the Shares may vary from changes in the spot price of bitcoin.

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

Cash

Cash includes money market funds held.

Income Taxes

For U.S. federal income tax purposes, the Fund will be classified as a publicly traded partnership. A publicly traded partnership is generally taxable as a corporation for U.S. federal income tax purposes unless 90% or more of the publicly traded partnership’s gross income for each taxable year of its existence consists of qualifying income as defined in section 7704(d) of the Internal Revenue Code of 1986, as amended (the “Code”). Qualifying income is defined as generally including, in pertinent part, interest (other than from a financial business), dividends, and gains from the sale or disposition of capital assets held for the production of interest or dividends. In the case of a partnership of which a principal activity is the buying and selling of commodities, other than as inventory, or of futures, forwards, and options with respect to commodities, qualifying income also includes income and gains from commodities and from futures, forwards, options with respect to commodities and, provided the partnership is a trader or investor with respect to such assets, swaps and other notional principal contracts with respect to commodities. There is very limited authority on the U.S. federal income tax treatment of bitcoin and no direct authority on bitcoin derivatives, such as Bitcoin Futures Contracts. Based on an opinion received by the Sponsor from their independent legal counsel and a CFTC determination that treats bitcoin as a commodity under the Commodity Exchange Act, the Fund intends to take the position that bitcoin and Bitcoin Futures Contracts consist of futures on commodities for purposes of the qualifying income exception under section 7704 of the Code. Accordingly, the Fund expects that at least 90% of the Fund’s gross income for each taxable year will consist of qualifying income and that the Fund will be taxed as a partnership for U.S. federal income tax purposes. Therefore, the Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns.

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

As outlined in the Trust’s most recent Registration Statement on Form S-1 filing, 50,000 Shares represent five Redemption Baskets for the Fund and a minimum level of Shares. If the Fund experienced redemptions that caused the number of Shares outstanding to decrease to the minimum level of Shares required to be outstanding, until the minimum number of Shares is again exceeded through the purchase of a new Creation Basket, there can be no more redemptions by an Authorized Purchaser.

Reclassifications

Certain prior period amounts have been reclassified on the accompanying financial statements to conform to the current period presentation.

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

To determine the value of Bitcoin Futures Contracts, Global Fund Services uses the settlement price for the Bitcoin Futures Contracts, as reported on the CME. CME Group staff determines the daily settlements for the Bitcoin Futures Contracts based on trading activity on CME Globex exchange between 14:59:00 and 15:00:00 Central Time (CT), the settlement period. When a Bitcoin Futures Contract has closed at its daily price fluctuation limit, that limit price will be the daily settlement price that the CME publishes. The Fund will use the published settlement price to price its Shares on that day. If the CME halted trading in Bitcoin Futures Contracts for other reasons, including if trading were halted for an entire trading day or several trading days, the Fund would value its Bitcoin Futures Contracts by using the settlement price that the CME publishes. Such valuation is generally deemed a Level 1 valuation.

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

The availability of valuation techniques and observable inputs can vary from financial instrument to financial instrument and is affected by a wide variety of factors including the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the financial instruments existed. Accordingly, the degree of judgment exercised by the Fund in determining fair value is greatest for financial instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

TIDAL COMMODITIES TRUST I

December 31, 2024

	Level 1	Level 2	Level 3	Balance as of December, 2024
Assets:
Cryptocurrency	$—	$14,713,026	$—	$14,713,026
Money market funds	29,680	—	—	29,680
Total	$29,680	$14,713,026	$—	$14,742,706

December 31, 2023

	Level 1	Level 2	Level 3	Balance as of December 31, 2023*
Assets:
Cash Equivalents	$1,867,663	$—	$—	$1,867,663
Bitcoin futures contracts	129,519	—	—	129,519
Total	$1,997,182	$—	$—	$1,997,182

Liabilities:
Bitcoin futures contracts	$51,376	$—	$—	$51,376

*	Reflects financial data for the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5, below, for more information.

HASHDEX BITCOIN ETF (FORMERLY HASHDEX BITCOIN FUTURES ETF)

December 31, 2024

	Level 1	Level 2	Level 3	Balance as of December, 2024
Assets:
Cryptocurrency	$—	$14,713,026	$—	$14,713,026
Money market funds	29,680	—	—	29,680
Total	$29,680	$14,713,026	$—	$14,742,706

December 31, 2023

	Level 1	Level 2	Level 3	Balance as of December 31, 2023*
Assets:
Cash Equivalents	$1,867,663	$—	$—	$1,867,663
Bitcoin futures contracts	129,519	—	—	129,519
Total	$1,997,182	$—	$—	$1,997,182

Liabilities:
Bitcoin futures contracts	$51,376	$—	$—	$51,376

*	Reflects financial data for the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5, below, for more information.

For the years ended December 31, 2024, and December 31, 2023, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Derivative Investments

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to the inability of its counterparties to meet the terms of their contracts.

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

As of December 31, 2024, there were no derivative instruments included in the statements of assets and liabilities.

TIDAL COMMODITIES TRUST I

Offsetting of Financial Assets and Derivative Assets as of December 31, 2023*

				(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	(i) Gross Amount of Recognized Assets	(ii) Gross Amount Offset in the Statement of Assets and Liabilities	(iii) = (i-ii) Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	(v) = (iii)-(iv) Net Amount
Cryptocurrency Price
Bitcoin futures contracts	$129,519	$—	129,519	51,376	$—	$78,143

Offsetting of Financial Liabilities and Derivative Assets as of December 31, 2023*

				(iv) Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	(i) Gross Amount of Recognized Assets	(ii) Gross Amount Offset in the Statement of Assets and Liabilities	(iii) = (i-ii) Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	(v) = (iii)-(iv) Net Amount
Cryptocurrency Price
Bitcoin futures contracts	$51,376	$—	51,376	51,376	$—	$—

*	Reflects financial data for the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5, below, for more information.

HASHDEX BITCOIN ETF (FORMERLY HASHDEX BITCOIN FUTURES ETF)

Offsetting of Financial Assets and Derivative Assets as of December 31, 2023*

				(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	(i) Gross Amount of Recognized Assets	(ii) Gross Amount Offset in the Statement of Assets and Liabilities	(iii) = (i-ii) Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	(v) = (iii)-(iv) Net Amount
Cryptocurrency Price
Bitcoin futures contracts	$129,519	$—	129,519	51,376	$—	$78,143

Offsetting of Financial Liabilities and Derivative Assets as of December 31, 2023*

				(iv) Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	(i) Gross Amount of Recognized Assets	(ii) Gross Amount Offset in the Statement of Assets and Liabilities	(iii) = (i-ii) Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	(v) = (iii)-(iv) Net Amount
Cryptocurrency Price
Bitcoin futures contracts	$51,376	$—	51,376	51,376	$—	$—

*	Reflects financial data for the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5, below, for more information.

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of cryptocurrency futures contracts categorized by primary underlying risk:

TIDAL COMMODITIES TRUST I

Year ended December 31, 2024.

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Cryptocurrency Price
Bitcoin futures contracts	$7,526,022	$(78,239)

Year ended December 31, 2023.*

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Cryptocurrency Price
Bitcoin futures contracts	$1,308,803	$48,991

*	Reflects financial data for the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5, below, for more information.

HASHDEX BITCOIN ETF (FORMERLY HASHDEX BITCOIN FUTURES ETF)

Year ended December 31, 2024.

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Cryptocurrency Price
Bitcoin futures contracts	$7,526,022	$(78,239)

Year ended December 31, 2023.*

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Cryptocurrency Price
Bitcoin futures contracts	$1,308,803	$48,991

*	Reflects financial data for the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5, below, for more information.

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $3.5 million for the year ended December 31, 2024 and $2.0 million for the year ended December 31, 2023 for the Trust and the Hashdex Bitcoin ETF (Formerly the Hashdex Bitcoin Futures ETF).

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

TIDAL COMMODITIES TRUST I

Year Ended December 31, 2024	$6,407
Year Ended December 31, 2023*	$2,546

*	Reflects financial data for the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5, below, for more information.

HASHDEX BITCOIN ETF (FORMERLY HASHDEX BITCOIN FUTURES ETF)

Year Ended December 31, 2024	$6,407
Year Ended December 31, 2023*	$2,546

*	Reflects financial data for the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5, below, for more information.

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

Note 2 – Sponsor Fee Allocation of Expenses and Related Party Transactions

The Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.90% per annum of the daily NAV of the Fund. Prior to March 27, 2024, the Management Fee was 0.94% per annum of the daily NAV of the Fund. The Management Fee is paid in consideration of the Sponsor’s services related to the management of the Fund’s business and affairs, including the provision of commodity futures trading advisory services. Purchases of creation units with cash may cause the Fund to incur certain costs including brokerage commissions and redemptions of creation units with cash may result in the recognition of gains or losses that the Fund might not have incurred if it had made redemptions in-kind. The Fund pays all of its respective brokerage commissions, including applicable exchange fees, National Futures Association fees and give-up fees, and other transaction related fees and expenses charged in connection with trading activities for the Fund’s investments in CFTC regulated investments. The Fund bears other transaction costs related to the FCM’s capital requirements on a monthly basis. The Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Administrator, Sub-Administrator, Custodian, Distributor, Transfer Agent, licensors, accounting and audit fees and expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses. The Fund pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor or the Prior Sponsor are, if applicable, presented as waived expenses in the statements of operations for the Fund:

TIDAL COMMODITIES TRUST I

Year Ended December 31, 2024	$—
Year Ended December 31, 2023*	$271,380

*	Reflects financial data for the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5, below, for more information.

HASHDEX BITCOIN ETF (FORMERLY HASHDEX BITCOIN FUTURES ETF)

Year Ended December 31, 2024	$—
Year Ended December 31, 2023*	$271,380

*	Reflects financial data for the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5, below, for more information.

For the year ending December 31, 2024, the Sponsor did not waive expenses. For the year ending December 31, 2023, the Prior Sponsor waived the above expenses.

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

Cash Custodian, Registrar, Transfer Agent, Fund Sub-Administrator

In its capacity as the Fund’s custodian, the Custodian, currently U.S. Bank, N.A., holds the Fund’s securities, cash and/or cash equivalents pursuant to a custodial agreement. Global Fund Services, an entity affiliated with U.S. Bank, N.A., is the registrar and transfer agent for the Fund’s Shares. In addition, Global Fund Services also serves as sub- administrator for the Fund, performing certain sub-administrative and accounting services, and support in preparing certain SEC and CFTC reports on behalf of the Fund.

Bitcoin Custodian

Holdings of the Fund also include bitcoin. Such investments are held by BitGo Trust Company, Inc. (the “Bitcoin Custodian”) on behalf of the Fund. The Bitcoin Custodian will keep custody of all of the Fund’s bitcoin in a multi- layer, multi-party cold storage or similarly secure technology. The Bitcoin Custodian is responsible for safekeeping passwords, keys or phrases that allow transfers of digital assets (“Security Factors”) safe, secure and confidential. 100% of the private keys will be held in cold storage. The Bitcoin Custodian will establish the Bitcoin Accounts on the Bitcoin Network solely for the Fund. The Bitcoin Custodian will follow valid instructions given by the Sponsor to use the Fund’s Security Factors to effect transfers to and from the Bitcoin Accounts. The Fund’s bitcoin will be held in segregated wallets and will not be commingled with the assets of other customers. The Bitcoin Custodian has an insurance policy that covers, at least partially, risks such as the loss of client assets held in cold storage, including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer.

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

Note 3 – Transactions with Affiliates

The Trust has no directors, officers or employees and is managed by the Sponsor. The Administrator is a wholly owned subsidiary of the Sponsor.

Note 4 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the years ended December 31, 2024 and 2023. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

TIDAL COMMODITIES TRUST I
FINANCIAL HIGHLIGHTS

	Year Ended December 31, 2024	Year Ended December 31, 2023*
Per Share Operation Performance
Net asset value at beginning of period	$50.74	$21.40
Income (loss) from investment operations:
Net investment income	1.02	1.59
Net realized and unrealized gain	54.99	28.09
Total Expenses	(0.75)	(0.34)
Total increase from investment operations	55.26	29.34
Net asset value at end of period	$106.00	$50.74
Total Return	108.91%	137.06%
Ratios to Average Net Assets (Annualized)
Total expenses	1.03%	15.34%
Total expenses, net	1.03%	0.94%
Net investment income	0.37%	3.46%

*	Reflects financial data for the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5, below, for more information.

HASHDEX BITCOIN ETF
(FORMERLY HASHDEX BITCOIN FUTURES ETF)

 FINANCIAL HIGHLIGHTS

	Year Ended December 31, 2024	Year Ended December 31, 2023*
Per Share Operation Performance
Net asset value at beginning of period	$50.74	$21.40
Income (loss) from investment operations:
Net investment income (loss)	1.02	1.59
Net realized and unrealized gain (loss)	54.99	28.09
Total Expenses	(0.75)	(0.34)
Total increase (decrease) from investment operations	55.26	29.34
Net asset value at end of period	$106.00	$50.74
Total Return	108.91%	137.06%
Ratios to Average Net Assets (Annualized)
Total expenses	1.03%	15.34%
Total expenses, net	1.03%	0.94%
Net investment income (loss)	0.37%	3.46%

*	Reflects financial data for the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5, below, for more information.

Note 5 – Merger with Hashdex Bitcoin Futures ETF

As reported by the Tidal Commodities Trust I on a Form 8-K filed with the SEC on January 3, 2024 (File No. 001- 41900), the Trust completed the successful acquisition by merger (the “Merger”) of the Hashdex Bitcoin Futures ETF, a series of the Teucrium Commodity Trust (the “Predecessor Fund”).

Pursuant to the terms of the Merger, each Predecessor Fund shareholder received one share of the Fund for every one share of the Predecessor Fund held on January 3, 2024 based on the net asset value per share of the Predecessor Fund being equal to the net asset value per share of the Fund determined immediately prior to the Merger closing. The share price used for the delivery of shares of the Predecessor Fund was the net asset value per share of the Predecessor Fund determined after the close of business of NYSE Arca on January 2, 2024. Consequently, the Merger resulted in a one- for-one exchange of shares between the Predecessor Fund and the Fund. Further, the Fund acquired in the Merger all the assets of the Predecessor Fund and assumed all the liabilities of the Predecessor Fund. Upon the Merger closing, all of the Predecessor Fund’s shares were cancelled and the Predecessor Fund was liquidated.

The sponsor of the Predecessor Fund, Teucrium Trading, LLC (“Prior Sponsor”), is not receiving any compensation dependent on the consummation of the Merger. Pursuant to a certain Amended and Restated ‘33 Act Fund Platform Support Agreement, as amended (the “Support Agreement”) among Sponsor, Administrator, Digital Asset Adviser, and Prior Sponsor, the Sponsor agreed to provide the Prior Sponsor after the Merger with a monthly amount equal to seven percent (7%) of the Management Fee paid to the Sponsor from the Fund; provided, however, that such fee will never be less than 0.04% of monthly average net assets of the Fund (“Teucrium Compensation”). Any payment of the Teucrium Compensation will be made from the resources of the Sponsor and not from the assets of the Fund.

On January 3, 2024, the Fund issued 50,000 shares at net asset value of $2,708,819 for 50,000 shares the Predecessor Fund, representing $2,708,819 of net assets. The combined net assets and shares outstanding of the Fund immediately after the Merger were $2,708,819 and 50,000, respectively, representing a net asset value per share of $54.18.

Note 6 – Conversion to Spot Bitcoin ETF

On March 26, 2024, the Sponsor announced the renaming of the Fund from the Hashdex Bitcoin Futures ETF to the Hashdex Bitcoin ETF. The renaming of the Fund corresponds to its completion of the conversion of its investment strategy to allow the Fund to provide spot bitcoin holdings and its tracking of a new benchmark index effective March 27, 2024.

The Fund’s current benchmark index is the Nasdaq Bitcoin Reference Price - Settlement (NQBTCS), which better reflects the Fund’s current strategy of direct bitcoin investment. Under normal market conditions, the Fund’s has a policy to maximize its holdings of physical bitcoin such that it is expected that at least 95% of the Fund’s assets will be invested in spot bitcoin. Up to 5% of the Fund’s assets may be invested in CME-traded bitcoin futures contracts and in cash and cash equivalents.

Note 7 – Segment Reporting

In accordance with the FASB Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, the Fund has evaluated its business activities and determined that it operates as a single reportable segment.

The Fund’s investment activities are managed by the Adviser, which serves as the Chief Operating Decision Maker (“CODM”). The Adviser is responsible for assessing the Fund’s financial performance and allocating resources. In making these assessments, the Adviser evaluates the Fund’s financial results on an aggregated basis, rather than by separate segments. As such, the Fund does not allocate operating expenses or assets to multiple segments, and accordingly, no additional segment disclosures are required.

The Fund primarily generates income through dividends, interest, and realized/unrealized gains on its investment portfolio. Expenses incurred, including management fees, fund operating expenses, and transaction costs, are considered general fund-level expenses and are not allocated to specific segments or business lines.

Management has determined that the Fund does not meet the criteria for disaggregated segment reporting under ASU 2023-07 and will continue to evaluate its reporting requirements in accordance with applicable accounting standards.

Note 8 – Subsequent Events

In preparing these financial statements, Management has evaluated the financial statements for the year ended December 31, 2024 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than as noted below.

Effective February 10, 2025, the Management Fee for the Fund will be reduced from an annual rate of 0.90% to an annual rate of 0.25% of the average daily net assets of the Fund, calculated daily and paid monthly.

In addition, effective February 3, 2025, the Support Agreement was amended to reflect the voluntary withdrawal of the Prior Sponsor from the Support Agreement. Accordingly, the Prior Sponsor no longer has rights to any revenue generated by the Fund and has no further financial or operational obligations related to Fund costs, expenses, or liabilities.

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

Management of the Sponsor, including Guillermo Trias, the Sponsor’s Principal Executive Officer and Ronnie Riven, the Sponsor’s Principal Financial Officer of the Sponsor, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, assessed the effectiveness of the Trust’s and the Fund’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria in the Internal Control - Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, Management believes that, as of December 31, 2024, the internal control over financial reporting is effective for the Trust and the Fund thereof.

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

Item 9B. Other Information

None of the Sponsor’s officers have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non- Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the Trust or the Fund for the three months ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Principals and Key Personnel of the Sponsor. The Trust is managed by the Sponsor and has no directors, executive officers or employees. Accordingly, the Trust does not have an audit committee, audit committee financial expert, or nominating committee. Pursuant to the terms of the Trust Agreement, the Trust’s affairs are managed by the Sponsor. The following principals of the Sponsor serve in the below mentioned capacities:

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

Mr. Dan Carlson, born in 1955, has been the Chief of Staff at Tidal Investments LLC since March 2024 and previously served as CFO and CCO from between March 2012 and March 2024. His responsibilities involve overseeing the company’s financial operations, human resource management and overall business risk management. He holds a BS degree in Accounting from the University of Illinois, Champaign-Urbana. Mr. Carlson was approved as a Principal of the Sponsor by the NFA on February 7, 2022.

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

Insider Trading Policy

The Sponsor has adopted an insider trading policy applicable to the Sponsor’s directors, officers and employees, which is included as an exhibit to this annual report on Form 10-K.

Item 11. Executive Compensation

The Trust does not directly compensate any of the executive officers of the Sponsor. The executive officers of the Sponsor are compensated by the Sponsor for the work they perform on behalf of the Trust. The Trust does not set the amount or form of any portion of the compensation paid to the executive officers by the Sponsor. The Fund is obligated to pay a management fee to the Sponsor at an annualized rate of 0.25% of average daily net assets. The Sponsor has the right to elect to waive the management fee for the Fund; that election may be changed by the Sponsor. As of December 31, 2024 the Fund was not operational and as such there were no management fees to the Sponsor.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners. The following table sets forth information with respect to each person known to own beneficially more than 5% of the outstanding Shares of the Fund as of December 31, 2024, based on information known to the Sponsor.

Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership	Percent of Class
National Financial Services LLC 200 Liberty Street, New York, NY 10281	43,112 shares	30.79%
J.P. Morgan Securities LLC/JPMC 383 Madison Ave, New York, NY 10179	26,422 shares	18.87%
Charles Schwab & Co., Inc. 101 Montgomery Street, San Francisco, CA 94104	22,531 shares	16.09%
JPMorgan Chase Bank, National Association 14201 Dallas Parkway, Chase International Plaza Dallas, TX 75254-2916	11,024 shares	7.87%

Security Ownership of Management. As of the date of this prospectus, the Sponsor owned 507% shares of the Fund and none of the principals of the Sponsor owned any Shares of the Fund.

Change of Control. Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in the control of the Trust.

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

Item 14. Principal Accountant and Audit Fees and Services

Fees paid for services performed by Tait, Weller & Baker LLP, for the year ended December 31, 2024 were:

Year Ended December 31, 2024
Audit Fees	$13,250
Audit-Related Fees	$3,750
Tax Fees	$—
All Other Fees	$—

The Sponsor approved all services provided by Tait, Weller & Baker LLP, above. The Sponsor preapproves all audit, non-audit, tax preparation, and tax accounting services, if any, of the Trust’s independent registered public accounting firm and tax accounting firm, including all engagement fees and terms.

PART IV

Item 15. Exhibits and Financial Statements Schedules

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

Exhibit Number	Exhibit Description

3.1	First Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-273364), filed with the SEC on July 21, 2023).
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 1, 2024)
10.1	Form of Authorized Purchaser Agreement (incorporated by reference to Exhibit B of Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-273364), filed with the SEC on July 21, 2023)
10.2	Form of Distribution Services Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (333-275227), filed with the SEC on October 31, 2023)
10.3	Form of Custody Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 (333-275227), filed with the SEC on October 31, 2023)
10.4	Form of Bitcoin Custody Agreement (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (333-276254), filed with the SEC on December 26, 2023)
10.5	Form of Fund Accounting Servicing Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (333-275227), filed with the SEC on October 31, 2023)
10.6	Form of Transfer Agent Servicing Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-4 (333-275227), filed with the SEC on October 31, 2023)
10.7	Form of Fund Administration Servicing Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 (333-275227), filed with the SEC on October 31, 2023)
10.8	Amended and Restated ‘33 Act Fund Platform Support Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 (333-275227), filed with the SEC on October 31, 2023)
19.1*	Insider Trading Policies and Procedures
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
97.1	Incentive-Based Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 1, 2024)
101*	Interactive Data Files of Financial Statements and Notes.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Date: March 25, 2025