Form 10-Q
period 2025-03-31
Tidal Commodities Trust I
filed 2025-05-15
CIK 1985840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2025

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                     to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of March 31, 2025, there were 140,000 shares of beneficial interest, no par value, of Hashdex Bitcoin ETF issued and outstanding.

Table of Contents	Page

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TIDAL COMMODITIES TRUST I

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Investments (1)	$13,000,180	$14,713,026
Cash and cash equivalents (2)	724	29,680
Interest receivable	5	85
Equity in trading accounts:
Due from broker	108,299	108,214
Total equity in trading accounts	108,299	108,214
Total assets	$13,109,208	$14,851,005

Liabilities
Management fee payable to Sponsor	2,871	11,620
Total liabilities	$2,871	$11,620

Net assets	$13,106,337	$14,839,385

Shares issued and outstanding	140,000	140,000
(no par value, Unlimited amount authorized)

Net asset value per share	$93.62	$106.00

Market value per share	$93.32	$106.21

(1) Cost basis	$11,099,080	$11,099,080
(2) Cost basis	$724	$29,680

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I

COMBINED SCHEDULE OF INVESTMENTS

March 31, 2025

(Unaudited)

Description: Assets	Yield	Fair Value	Percentage of Net Assets	Shares
Cryptocurrency
Bitcoin		$13,000,180	99.19%	15,785
Total Cryptocurrency (cost $11,099,080)		$13,000,180	99.19%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.27%	$724	0.01%	724
Total Cash Equivalents (cost $724)		$724	0.01%

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

TIDAL COMMODITIES TRUST I

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024*

Income
Realized and unrealized gain (loss) on trading of investments and cryptocurrency futures contracts:
Realized gain (loss) on cryptocurrency futures contracts	$—	$7,635,018
Net change in unrealized appreciation (depreciation) on investments	(1,712,846)	259,390
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	—	(77,359)
Broker interest income	85	59,803
Interest income	98	118,946
Total income (loss)	(1,712,663)	7,995,798

Expenses
Management fees	20,385	42,381
Broker expenses	—	16,148
Total expenses	20,385	58,529

Total expenses, net	20,385	58,529

Net income (loss)	$(1,733,048)	$7,937,269

*	Reflects the operations of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024*
Operations
Net income (loss)	$(1,733,048)	$7,937,269
Capital transactions
Issuance of Shares	—	17,089,625
Redemption of Shares	—	(16,214,018)
Total capital transactions	—	875,607
Net change in net assets	(1,733,048)	8,812,876

Net assets, beginning of period	$14,839,385	$2,536,958

Net assets, end of period	$13,106,337	$11,349,834

Net asset value per share at beginning of period	$106.00	$50.74

Net asset value per share at end of period	$93.62	$81.07

Creation of Shares	—	310,000
Redemption of Shares	—	(220,000)

*	Reflects the operations of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024*
Cash flows from operating activities
Net income (loss)	$(1,733,048)	$7,937,269
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	—	77,359
Changes in operating assets and liabilities:
Investments	1,712,846	(10,837,413)
Due from broker	(85)	349,661
Interest receivable	80	(49,514)
Management fee payable to Sponsor	(8,749)	17,154
Net cash provided by (used in) operating activities	(28,956)	(2,505,484)
Cash flows from financing activities:
Proceeds from sale of Shares	—	17,089,625
Redemption of Shares	—	(16,214,018)
Net cash provided by (used in) financing activities	—	875,607

Net change in cash and cash equivalents	(28,956)	(1,629,877)
Cash and cash equivalents, beginning of period	29,680	1,867,663
Cash and cash equivalents, end of period	$724	$237,786

*	Reflects the operations of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Investments (1)	$13,000,180	$14,713,026
Cash and cash equivalents (2)	724	29,680
Interest receivable	5	85
Equity in trading accounts:
Due from broker	108,299	108,214
Total equity in trading accounts	108,299	108,214
Total assets	$13,109,208	$14,851,005

Liabilities
Management fee payable to Sponsor	2,871	11,620
Total liabilities	$2,871	$11,620

Net assets	$13,106,337	$14,839,385

Shares issued and outstanding	140,000	140,000
(no par value, Unlimited amount authorized)

Net asset value per share	$93.62	$106.00

Market value per share	$93.32	$106.21

(1) Cost basis	$11,099,080	$11,099,080
(2) Cost basis	$724	$29,680

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF

SCHEDULE OF INVESTMENTS

March 31, 2025

(Unaudited)

Description: Assets	Yield	Fair Value	Percentage of Net Assets	Shares
Cryptocurrency
Bitcoin		$13,000,180	99.19%	15,785
Total Cryptocurrency (cost $11,099,080)		$13,000,180	99.19%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.41%	$724	0.01%	724
Total Cash Equivalents (cost $724)		$724	0.01%

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

HASHDEX BITCOIN ETF

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024*
Income
Realized and unrealized gain (loss) on trading of investments and cryptocurrency futures contracts:
Realized gain (loss) on cryptocurrency futures contracts	$—	$7,635,018
Net change in unrealized appreciation (depreciation) on investments	(1,712,846)	259,390
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	—	(77,359)
Broker interest income	85	59,803
Interest income	98	118,946
Total income (loss)	(1,712,663)	7,995,798

Expenses
Management fees	20,385	42,381
Broker expenses	—	16,148
Total expenses	20,385	58,529

Total expenses, net	20,385	58,529

Net income (loss)	$(1,733,048)	$7,937,269

*	Reflects the operations of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024*

Operations
Net income (loss)	$(1,733,048)	$7,937,269
Capital transactions
Issuance of Shares	—	17,089,625
Redemption of Shares	—	(16,214,018)
Total capital transactions	—	875,607
Net change in net assets	(1,733,048)	8,812,876

Net assets, beginning of period	$14,839,385	$2,536,958

Net assets, end of period	$13,106,337	$11,349,834

Net asset value per share at beginning of period	$106.00	$50.74

Net asset value per share at end of period	$93.62	$81.07

Creation of Shares	—	310,000
Redemption of Shares	—	(220,000)

*	Reflects the operations of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024*
Cash flows from operating activities
Net income (loss)	$(1,733,048)	$7,937,269
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	—	77,359
Changes in operating assets and liabilities:
Investments	1,712,846	(10,837,413)
Due from broker	(85)	349,661
Interest receivable	80	(49,514)
Management fee payable to Sponsor	(8,749)	17,154
Net cash provided by (used in) operating activities	(28,956)	(2,505,484)
Cash flows from financing activities:
Proceeds from sale of Shares	—	17,089,625
Redemption of Shares	—	(16,214,018)
Net cash provided by (used in) financing activities	—	875,607

Net change in cash and cash equivalents	(28,956)	(1,629,877)
Cash and cash equivalents, beginning of period	29,680	1,867,663
Cash and cash equivalents, end of period	$724	$237,786

*	Reflects the operations of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2025 (Unaudited)

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

The Trust and Fund qualify as an investment company solely for accounting purposes and not for any other purpose and follow the accounting and reporting guidance under the Financial Accounting Stands Board Accounting Standards Codification Topic 946, Financial Services - Investment Companies, but are not registered, and are not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

On January 2, 2024, the initial Form S-1 for DEFI was declared effective by the U.S. Securities and Exchange Commission (“SEC”). The Fund is the successor and surviving entity from the merger (the “Merger”) of the Hashdex Bitcoin Futures ETF (the “Predecessor Fund”) into the Fund. The Predecessor Fund was a series of the Teucrium Commodity Trust (the “Predecessor Trust”) sponsored by Teucrium Trading, LLC (“Prior Sponsor”). The Merger closed on January 3, 2024. In connection with the Merger, the Predecessor Fund shareholders received one share of beneficial interest no par value (the “Share”) for each share of the Predecessor Fund they owned prior to the Merger. See Note 5 - Merger with Hashdex Bitcoin Futures ETF for more information on the Merger.

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

The Fund currently offers one class of shares that has no front-end sales load, no deferred sales charge, and no redemption fee. The Fund may issue an Unlimited number of Shares. All shares of the Fund have equal rights and privileges.

The Fund continuously offers and redeems Shares in blocks of 10,000 Shares (each such block, a “Creation Unit”) at a price per Share equal to NAV. Only “Authorized Participants” may purchase and redeem Shares from the Fund and then only in Creation Units at NAV. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with the Trust and the Sponsor. Shares are offered on a continuous basis to Authorized Participants in Creation Units at NAV. Authorized Participants may then offer to the public, from time to time, shares from any Creation Unit they create at a per-share market price. The form of Authorized Participant Agreement sets forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants will not receive from the Fund, the Sponsor, or any of their affiliates, any fee or other compensation in connection with their sale of Shares to the public. An Authorized Participant may receive commissions or fees from investors who purchase Shares through their commission or fee-based brokerage accounts.

Significant accounting policies of the Fund are as follows:

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (the “U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (“Global Fund Services”), the Fund’s sub-administrator (the “Sub-Administrator”), will calculate the NAV of the Fund once each trading day. Global Fund Services will calculate the NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. (ET). The NAV for a particular trading day will be released after 4:15 p.m. (ET).

To determine the value of Bitcoin Futures Contracts, Global Fund Services uses the settlement price for the Benchmark Component Futures Contracts, as reported on the CME. CME Group staff determines the daily settlements for the Benchmark Component Futures Contracts based on trading activity on CME Globex exchange between 14:59:00 and 15:00:00 Central Time (CT), the settlement period. When a Bitcoin Futures Contract has closed at its daily price fluctuation limit, that limit price will be the daily settlement price that the CME publishes. The Fund will use the published settlement price to determine the NAV of its Shares on that day. If the CME halted trading in Bitcoin Futures Contracts for other reasons, including if trading were halted for an entire trading day or several trading days, the Fund would value its Bitcoin Futures Contracts by using the settlement price that the CME publishes. Such valuation is generally deemed a Level 1 valuation.

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

March 31, 2025

	Level 1	Level 2	Level 3	Balance as of March 31, 2025
Assets:
Cryptocurrency	$—	$13,000,180	$—	$13,000,180
Money market funds	724	—	—	724
Total	$724	$13,000,180	$—	$13,000,904

December 31, 2024

	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Assets:
Cryptocurrency	$—	$14,713,026	$—	$14,713,026
Money market funds	29,680	—	—	29,680
Total	$29,680	$14,713,026	$—	$14,742,706

For the three months ended March 31, 2025 and the year ended December 31, 2024, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of cryptocurrency futures contracts categorized by primary underlying risk:

Three months ended March 31, 2025.

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation/ Depreciation on Commodity Futures Contracts
Cryptocurrency Price
Bitcoin futures contracts	$—	—

Three months ended March 31, 2024.

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation/ Depreciation on Commodity Futures Contracts
Cryptocurrency Price
Bitcoin futures contracts	$7,635,018	$(77,359)

As of March 31, 2025 and December 31, 2024, there were no derivative instruments included in the Combined Statements of Assets and Liabilities.

Volume of Monthly Derivative Activities

The average notional market value categorized by primary underlying risk for futures contracts held was $0 and $9.4 million for the three months ended March 31, 2025, and March 31, 2024, respectively.

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

Three Months Ended March 31, 2025	$0
Three Months Ended March 31, 2024	$5,781

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

Note 2 – Sponsor Fee Allocation of Expenses and Related Party Transactions

Effective February 10, 2025, the Fund pays the Sponsor a management fee, monthly in arrears, in an amount equal to 0.25% per annum of the daily net assets of the Fund (the “Management Fee”). Prior to February 10, 2025, the annualized rate was 0.90%. The Management Fee is paid in consideration of the Sponsor’s services related to the management of the Fund’s business and affairs, including the provision of commodity futures trading advisory services. Purchases of creation units with cash may cause the Fund to incur certain costs including brokerage commissions and redemptions of creation units with cash may result in the recognition of gains or losses that the Fund might not have incurred if it had made redemptions in-kind. The Fund pays all of its respective brokerage commissions, including applicable exchange fees, National Futures Association fees and give-up fees, and other transaction related fees and expenses charged in connection with trading activities for the Fund’s investments in CFTC regulated investments. The Fund bears other transaction costs related to the FCM’s capital requirements on a monthly basis. The Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Administrator (as defined below), Sub-Administrator, Cash Custodian and Bitcoin Custodian (as defined below), Marketing Agent (as defined below), Transfer Agent (as defined below), licensors, accounting and audit fees and expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses. The Fund pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor or the Prior Sponsor are, if applicable, presented as waived expenses in the statements of operations for the Fund:

For the three months ending March 31, 2025 and March 31, 2024, the Sponsor did not waive expenses.

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

Marketing Agent

The Fund employs Foreside Fund Services, LLC, a wholly-owned subsidiary of Foreside Financial Group, LLC (d/b/a ACA Group) as the marketing agent for the Fund (the “Marketing Agent”). The Marketing Agent Agreement among the Marketing Agent and the Trust calls for the Marketing Agent to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising material. The Marketing Agent’s principal business address is Three Canal Plaza, Suite 100, Portland, Maine 04101. The Marketing Agent is a broker-dealer registered with the SEC and a member of FINRA.

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

Note 4 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2025 and 2024. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

HASHDEX BITCOIN ETF
(FORMERLY HASHDEX BITCOIN FUTURES ETF)

FINANCIAL HIGHLIGHTS

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024*
Per Share Operation Performance
Net asset value at beginning of period	$106.00	$50.74
Income (loss) from investment operations:
Investment income	0.00	0.62
Net realized and unrealized gain (loss) on investments and cryptocurrency futures contracts	(12.23)	29.91
Total expenses	(0.15)	(0.20)
Net increase (decrease) in net asset value	(12.38)	30.33
Net asset value at end of period	$93.62	$81.07
Total Return	-11.68%	59.78%
Ratios to Average Net Assets (Annualized)
Total expenses	0.56%	1.30%
Total expenses, net	0.56%	1.30%
Net investment income (loss)	-0.55%	2.67%

*	Reflects the operations of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 for more information.

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

The Fund’s new benchmark index is the Benchmark, which better reflects the Fund’s new strategy of direct bitcoin investment. Going forward and under normal market conditions, the Fund’s investment policy is to maximize its holdings of physical bitcoin such that it is expected that at least 95% of the Fund’s assets will be invested in spot bitcoin. Up to 5% of the Fund’s remaining assets may be invested in CME-traded bitcoin futures contracts and in cash and cash equivalents.

Note 7 – Segment Reporting

In accordance with the FASB Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, the Fund has evaluated its business activities and determined that it operates as a single reportable segment.

The Fund’s investment activities are managed by the Sponsor, which serves as the Chief Operating Decision Maker (“CODM”). The Sponsor is responsible for assessing the Fund’s financial performance and allocating resources. In making these assessments, the Sponsor evaluates the Fund’s financial results on an aggregated basis, rather than by separate segments. As such, the Fund does not allocate operating expenses or assets to multiple segments, and accordingly, no additional segment disclosures are required.

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

Note 8 – Subsequent Events

In preparing these financial statements, Management has evaluated the financial statements for the three months ended March, 31, 2025 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

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

These and other risks and uncertainties, which are described in more detail in our Annual Report on Form 10-K, filed with the SEC on March 25, 2025, could cause our actual results to differ materially from those expressed or implied by the forward-looking statements in this report. You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Sponsor undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview/Introduction

Tidal Commodities Trust I (“Trust”), a Delaware statutory trust organized on February 10, 2023, is a series trust currently consisting of one series: Hashdex Bitcoin ETF (f/k/a Hashdex Bitcoin Futures ETF) (“DEFI” or the “Fund”). The Trust also includes one additional series, the 7RCC Spot Bitcoin and Carbon Credit Futures ETF, which may be publicly offered in the future. The Fund is a commodity pool. The Fund issues shares of beneficial interest, with no par value (the “Shares”), representing fractional undivided beneficial interests in the Fund. The Fund’s investment objective is for changes in the Shares’ net asset value (“NAV”) to reflect the daily changes of the price of the Nasdaq Bitcoin Reference Price - Settlement (NQBTCS) (the “Benchmark”), less expenses from the Fund’s operations. The Benchmark is designed to track the price performance of bitcoin. The Fund invests in bitcoin, bitcoin futures contracts (“Bitcoin Futures Contracts”) listed on the Chicago Mercantile Exchange Inc. (“CME”), and cash and cash equivalents. Because the Fund’s investment objective is to track the price of the Benchmark, changes in the price of the Shares may vary from changes in the spot price of bitcoin.

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

Performance Summary

This report covers the periods from January 1, 2025 to March 31, 2025 for DEFI.

Per Share Operation Performance
Net asset value at beginning of period	$106.00
Income (loss) from investment operations:
Investment income	0.00
Net realized and unrealized gain (loss) on investments and cryptocurrency futures contracts	(12.23)
Total expenses	(0.15)
Net increase (decrease) in net asset value	(12.38)
Net asset value at end of period	$93.62
Total Return	-11.68%
Ratios to Average Net Assets (Annualized)
Total expenses	0.56%
Total expenses, net	0.56%
Net investment income (loss)	-0.55%

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

The value of bitcoin is determined in part by the supply of (which is limited), and demand for, bitcoin in the markets for exchange that have been organized to facilitate the trading of bitcoin. By design, the supply of bitcoin is limited to $21 million bitcoins. As of the date of this update, there are approximately $19 million bitcoins in circulation.

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

Credit Risk

When the Fund enters into futures contracts, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations. For purposes of credit risk, the counterparty for the futures contracts traded on the Chicago Board of Trade, Intercontinental Exchange and CME is the clearinghouse associated with those exchanges. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the non-performance of one of their members, which should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. Unlike in the case of exchange traded futures contracts, the counterparty to an over the counter futures contract is generally a single bank or other financial institution. As a result, there will be greater counterparty credit risk in over the counter transactions. There can be no assurance that any counterparty, clearinghouse, or their financial backers will satisfy their obligations to the Fund.

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

The CEA requires all Future Commission Merchants (the “FCMs”), such as the Fund’s clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA. The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

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

Results of Operations

The discussion below addresses the material changes in the results of operations for the three months ended March 31, 2025 compared to the same period in 2024.

Total expenses for the current and comparative period are presented both gross and net of any expenses waived or paid by the Prior Sponsor that would have been incurred by the Fund (“expenses waived by the Prior Sponsor”). For all expenses waived in 2024, the Prior Sponsor is not entitled to reimbursement. “Total expenses, net” is after the impact of any expenses waived by the Prior Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and the Fund as a result of this change in presentation.

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

Performance data from January 1, 2024, to January 3, 2024, reflects the performance of the Predecessor Fund. Performance from January 4, 2024, to March 26, 2024, reflects the Fund’s performance under its previous investment strategy, which involved investing in futures contracts. Performance data from March 27, 2024, onward reflect the Fund’s current investment strategy.

On March 31, 2025, the Fund held 15,785 Units of spot bitcoin with an asset fair value of $13,000,180.

	Quarter Ended March 31, 2025	Quarter Ended March 31, 2024	Year Ended December 31, 2024
Total Net Assets	$13,106,337	$11,349,834	$14,839,385
Shares Outstanding	140,000	140,000	140,000
Net Asset Value per share	$93.62	$81.07	$106.00
Closing Price	$93.32	$81.50	$106.21

Total net assets for the Fund increased year over year by 15.48%, driven by a combination of an increase in shares outstanding of 79,996 shares or 160% and an increase in the NAV per share of $12.55 or 15.48%. The change in total net assets year over year was generally due to the Bitcoin price appreciation from $69,487.25 per Bitcoin as of March 29, 2024, to $82,520.96 per Bitcoin as of March 31, 2025, representing an approximate 18.76% increase during the period March 29, 2024 to March 31, 2025.

For the three months ended March 31, 2025, compared to the three months ended March 31, 2024

	Quarter Ended	Quarter Ended
	March 31, 2025	March 31, 2024
Average daily total net assets	$14,840,649	$18,133,799
Net realized and unrealized gain (loss) on futures contracts and investments	$(1,712,846)	$7,557,659
Interest income earned on cash equivalents	$183	$178,749
Annualized interest yield based on average daily total net assets	0.01%	3.96%
Net Income (Loss)	$(1,733,048)	$7,937,269
Weighted average share outstanding	140,000	286,374
Management Fees	$20,385	$42,381
Total gross fees and other expenses excluding management fees	$—	$16,148
Brokerage Commissions	$—	$5781
Total gross expense ratio	0.56%	1.30%
Net investment gain (loss)	(11.68)%	59.78%
Creation of Shares	—	310,000
Redemption of Shares	—	220,000

Net Realized Gain or Loss on Futures Contracts

Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark, 4) the number of contracts held and then sold for either circumstance aforementioned. The Fund recognizes the expense for brokerage commissions for futures contract trades on a per trade basis. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Fund conducts creation and redemption transactions only for cash, and, with respect to creation transactions, the cash is used to purchase Bitcoin Futures Contracts only. The Fund will use Bitcoin Futures Contracts for the primary purpose of using such Bitcoin Futures Contracts to acquire physical bitcoin through Exchange for Physical (“EFP”) transactions and to offset cash and receivables for better tracking the Benchmark. The net realized and unrealized loss on futures contracts was related to the decrease in the Fund’s net assets and the Bitcoin price depreciation during the three months ended March 31, 2025.

In the three months ended March 31, 2025 compared to the three months ended March 31, 2024, the amount of interest income earned as a percentage of daily total net assets was significantly lower. The decrease in interest and other income over these periods was primarily due to a decrease in the investments within short-term Treasury Securities, demand deposits, money market funds and/or investments in commercial paper; in the Fund’s current policy, only up to 5% of the Fund’s assets may be invested in CME-traded bitcoin futures contracts and in cash and cash equivalents. The Fund seeks to earn interest and other income in investments that may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The decrease in management fee paid to the Sponsor for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, is a result of lower Fund average net assets overall, which was also net of the Sponsor lowering the management fee from 0.90% to 0.25% per annum of the daily NAV of the Fund effective February 10, 2025. In the three months ended March 31, 2025, Other than the management fee to the Sponsor, the Fund did not incur total gross fees and other expenses excluding management fees, brokerage commissions and trading fees; unlike the three months ended March 31, 2024, where the Fund incurred brokerage commissions and trading fees. Brokerage commissions are recognized on a per-trade basis to each futures contract’s or bitcoin share’s cost basis. Trading fees for the Fund are recorded in the statement of operations as broker expenses. The actual amount of trading fees to be incurred will vary based upon the trading frequency of the Fund.

For the three months ended March 31, 2024, most of the expenses incurred by the Predecessor Fund were associated with the management fee and day-to-day operation of the Fund and the necessary functions related to regulatory compliance. Those were generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The Sponsor has not elected to waive management fees or other expenses. These factors also explain the decrease in total gross fees and other expenses excluding management fees, as well as the decrease in total gross expense ratio for the three months ended March 31, 2025.

The decrease in total brokerage commissions for the three months ended March 31, 2025, compared to the nine months ended March 31, 2024, was primarily due to a decrease in futures contracts purchased, liquidated, and rolled given the Fund’s current policy to maximize its holdings of physical bitcoin instead of CME-traded bitcoin futures contracts.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2025 and serves to illustrate the relative changes of these components.

DEFI AUM ANALYSIS
DEFI Shares Outstanding
DEFI AUM
DEFI NAV Per Share
SHARES OUTSTANDING (THOUSANDS)
400
350
300
250
200
150
100
50
0
120
100
80
60
40
20
0
12/31/2022
1/31/2023
2/28/2023
3/31/2023
4/30/2023
5/31/2023
6/30/2023
7/31/2023
8/31/2023
9/30/2023
10/31/2023
11/30/2023
12/31/2023
1/31/2024
2/29/2024
3/31/2024
4/30/2024
5/31/2024
6/30/2024
7/31/2024
8/31/2024
9/30/2024
10/31/2024
11/30/2024
12/31/2024
1/31/2025
2/28/2025
3/31/2025

Off Balance Sheet Financing

The Trust or Fund has no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2025. Neither the Trust nor the Fund participates in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. Neither the Trust nor the Fund have entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In order to collateralize positions in Bitcoin Futures Contracts, a portion of the NAV of the Fund is held in cash and cash equivalents, such as short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. A portion of these investments may be posted as collateral in connection with Bitcoin Futures Contracts. The percentage that cash and cash equivalents bear to the shareholders’ equity of the Fund varies from period to period as the market values of the Bitcoin Futures Contracts change. The Fund earned $183 and $178,749, respectively, in interest income during the three months ended March 31, 2025 and 2024.

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

Fair Value - Definition and Hierarchy

In accordance with U.S. Generally Accepted Accounting Principles (the “U.S. GAAP”), fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Fund uses various valuation approaches. In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund. Unobservable inputs reflect the Fund’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

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

The Fund pays the Sponsor a management fee, monthly in arrears, in an amount equal to 0.25% per annum of the daily NAV of the Fund (the “Management Fee”). Prior to February 10, 2025, the annualized rate was 0.90%. The Management Fee is paid in consideration of the Sponsor’s services related to the management of the Fund’s business and affairs, including the provision of commodity futures trading advisory services. Creation with cash may cause the Fund to incur certain costs including brokerage commissions and redemptions of creation units with cash may result in the recognition of gains or losses that the Fund might not have incurred if it had made redemptions in-kind. The Fund pays all of its respective brokerage commissions, including applicable exchange fees, National Futures Association fees and give-up fees, and other transaction related fees and expenses charged in connection with trading activities for the Fund’s investments in CFTC regulated investments. The Fund also pays all fees and commissions related to the EFP transactions for the sale and purchase of spot bitcoin, including any bitcoin transaction fees for on-chain transfers of bitcoin. The Fund bears other transaction costs related to the FCM capital requirements on a monthly basis. The Sponsor pays all of the routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Administrator, Sub-Administrator, Custodians, Marketing Agent, Transfer Agent, licensors, accounting and audit fees and expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses. The Fund pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Trust, the Fund and the Sponsor are not currently subject to any material legal proceedings. To our knowledge, there is no material legal proceedings threatened against the Trust, the Fund or the Sponsor. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors applicable to Funds

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Issuer Purchases of DEFI Shares

The Fund creates and redeems Shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. On any business day, an Authorized Purchaser may place an order with the transfer agent to redeem one or more baskets. By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to the Fund by the end of the next business day following the effective date of the redemption order or by the end of such later business day. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to the Sponsor’s account at the Custodian the non-refundable transaction fee due for the redemption order. The below table sets forth the number of Shares redeemed during the fiscal quarter ending March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2025	—	$	N/A	N/A	N/A

February 1 to February 28, 2025	—	$	N/A	N/A	N/A
March 1 to March 31, 2025	—	$	N/A	N/A	N/A
Total	—		$—

January 1 to March 31, 2025	—		$—	N/A	N/A

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

Tidal Commodities Trust I (Registrant)

By:	Tidal Investments LLC
its Sponsor

By:	/s/ Guillermo Trias
Name:	Guillermo Trias
Title:	Chief Executive Officer

Date:	May 15, 2025

By:	/s/ Ronnie Riven
Name:	Ronnie Riven
Title:	Chief Financial Officer

Date:	May 15, 2025