Form 10-Q
period 2025-06-30
Tidal Commodities Trust I
filed 2025-08-14
CIK 1985840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2025

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

As of June 30, 2025, there were 120,000 shares of beneficial interest, no par value, of Hashdex Bitcoin ETF issued and outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TIDAL COMMODITIES TRUST I

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2025 (Unaudited)	December 31, 2024*
Assets
Investments (1)	$14,522,529	$14,713,026
Cash and cash equivalents (2)	74,496	29,680
Interest receivable	148	85
Equity in trading accounts:
Due from broker	30,711	108,214
Total equity in trading accounts	30,711	108,214
Total assets	$14,627,884	$14,851,005

Liabilities
Management fee payable to Sponsor	2,790	11,620
Total liabilities	$2,790	$11,620

Net assets	$14,625,094	$14,839,385

Shares issued and outstanding	120,000	140,000
(no par value, Unlimited amount authorized)

Net asset value per share	$121.88	$106.00

Market value per share	$121.74	$106.21

(1) Cost basis	$9,706,036	$11,099,080
(2) Cost basis	$74,496	$29,680

*	Reflects the assets and liabilities of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I
COMBINED SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

Description: Assets	Yield	Fair Value	Percentage of Net Assets	Shares
Cryptocurrency

Bitcoin		$14,522,529	99.30%	13,487
Total Cryptocurrency (cost $9,706,036)		$14,522,529	99.30%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.26%	$74,496	0.51%	74,496
Total Cash Equivalents (cost $74,496)		$74,496	0.51%

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

TIDAL COMMODITIES TRUST I
COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024*

Income
Realized and unrealized gain (loss) on trading of investments and cryptocurrency futures contracts:
Realized gain (loss) on cryptocurrency futures contracts	$(4,173)	$(89,684)	$(4,173)	$7,545,334
Realized gain (loss) on cryptocurrency futures contracts	1,083,215	—	1,083,215	—
Net change in unrealized appreciation (depreciation) on investments	2,915,393	(1,902,331)	1,202,547	(1,642,941)
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	—	(8,508)	—	(85,868)
Broker interest income	95	3,684	180	63,488
Interest income	227	923	325	119,869
Total income (loss)	3,994,757	(1,995,916)	2,282,094	5,999,882

Expenses
Management fees	8,794	26,636	29,179	69,017
Broker expenses	48	—	48	16,148
Total expenses	8,842	26,636	29,227	85,165

Total expenses, net	8,842	26,636	29,227	85,165
Net income (loss)	$3,985,915	$(2,022,552)	$2,252,867	$5,914,717

*	Reflects the operations of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024*
Operations
Net income (loss)	$2,252,867	$5,914,717
Capital transactions
Issuance of Shares	2,144,314	18,711,813
Redemption of Shares	(4,611,472)	(16,214,018)
Total capital transactions	(2,467,158)	2,497,795
Net change in net assets	(214,291)	8,412,512

Net assets, beginning of period	$14,839,385	$2,536,958

Net assets, end of period	$14,625,094	$10,949,470

Net asset value per share at beginning of period	$106.00	$50.74

Net asset value per share at end of period	$121.88	$68.43

Creation of Shares	20,000	330,000
Redemption of Shares	(40,000)	(220,000)

*	Reflects the changes in net assets of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I COMBINED
STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024*

Cash flows from operating activities
Net income (loss)	$2,252,867	$5,914,717
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	—	85,868
Changes in operating assets and liabilities:
Investments	190,497	(10,676,172)
Due from broker	77,503	354,444
Interest receivable	(63)	10,030
Management fee payable to Sponsor	(8,830)	6,886
Net cash provided by (used in) operating activities	2,511,974	(4,304,227)
Cash flows from financing activities:
Proceeds from sale of Shares	2,144,314	18,711,813
Redemption of Shares	(4,611,472)	(16,214,018)
Net cash provided by (used in) financing activities	(2,467,158)	2,497,795

Net change in cash and cash equivalents	44,816	(1,806,432)
Cash and cash equivalents, beginning of period	29,680	1,867,663
Cash and cash equivalents, end of period	$74,496	$61,231

*	Reflects the cash flows of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2025 (Unaudited)	December 31, 2024*
Assets
Investments (1)	$14,522,529	$14,713,026
Cash and cash equivalents (2)	74,496	29,680
Interest receivable	148	85
Equity in trading accounts:
Due from broker	30,711	108,214
Total equity in trading accounts	30,711	108,214
Total assets	$14,627,884	$14,851,005

Liabilities
Management fee payable to Sponsor	2,790	11,620
Total liabilities	$2,790	$11,620

Net assets	$14,625,094	$14,839,385

Shares issued and outstanding	120,000	140,000
(no par value, Unlimited amount authorized)

Net asset value per share	$121.88	$106.00

Market value per share	$121.74	$106.21

(1) Cost basis	$9,706,036	$11,099,080
(2) Cost basis	$74,496	$29,680

*	Reflects the assets and liabilities of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF
SCHEDULE OF INVESTMENTS

June 30, 2025 (Unaudited)

Description: Assets	Yield	Fair Value	Percentage of Net Assets	Shares
Cryptocurrency

Bitcoin		$14,522,529	99.30%	13,487
Total Cryptocurrency (cost $9,706,036)		$14,522,529	99.30%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.26%	$74,496	0.51%	74,496
Total Cash Equivalents (cost $74,496)		$74,496	0.51%

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

HASHDEX BITCOIN ETF
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024*

Income
Realized and unrealized gain (loss) on trading of investments and cryptocurrency futures contracts:
Realized gain (loss) on cryptocurrency futures contracts	$(4,173)	$(89,684)	$(4,173)	$7,545,334
Realized gain (loss) on cryptocurrency futures contracts	1,083,215	—	1,083,215	—
Net change in unrealized appreciation (depreciation) on investments	2,915,393	(1,902,331)	1,202,547	(1,642,941)
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	—	(8,508)	—	(85,868)
Broker interest income	95	3,684	180	63,488
Interest income	227	923	325	119,869
Total income (loss)	3,994,757	(1,995,916)	2,282,094	5,999,882

Expenses
Management fees	8,794	26,636	29,179	69,017
Broker expenses	48	—	48	16,148
Total expenses	8,842	26,636	29,227	85,165

Total expenses, net	8,842	26,636	29,227	85,165
Net income (loss)	$3,985,915	$(2,022,552)	$2,252,867	$5,914,717

*	Reflects the operations of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF
STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024*
Operations
Net income (loss)	$2,252,867	$5,914,717
Capital transactions
Issuance of Shares	2,144,314	18,711,813
Redemption of Shares	(4,611,472)	(16,214,018)
Total capital transactions	(2,467,158)	2,497,795
Net change in net assets	(214,291)	8,412,512

Net assets, beginning of period	$14,839,385	$2,536,958

Net assets, end of period	$14,625,094	$10,949,470

Net asset value per share at beginning of period	$106.00	$50.74

Net asset value per share at end of period	$121.88	$68.43

Creation of Shares	20,000	330,000
Redemption of Shares	(40,000)	(220,000)

*	Reflects the changes in net assets of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF STATEMENTS OF
CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024*
Cash flows from operating activities
Net income (loss)	$2,252,867	$5,914,717
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	—	85,868
Changes in operating assets and liabilities:
Investments	190,497	(10,676,172)
Due from broker	77,503	354,444
Interest receivable	(63)	10,030
Management fee payable to Sponsor	(8,830)	6,886
Net cash provided by (used in) operating activities	2,511,974	(4,304,227)
Cash flows from financing activities:
Proceeds from sale of Shares	2,144,314	18,711,813
Redemption of Shares	(4,611,472)	(16,214,018)
Net cash provided by (used in) financing activities	(2,467,158)	2,497,795

Net change in cash and cash equivalents	44,816	(1,806,432)
Cash and cash equivalents, beginning of period	29,680	1,867,663
Cash and cash equivalents, end of period	$74,496	$61,231

*	Reflects the cash flows of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2025 (Unaudited)

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

June 30, 2025

	Level 1	Level 2	Level 3	Balance as of June 30, 2025
Assets:
Cryptocurrency	$—	$14,522,529	$—	$14,522,529
Money market funds	74,496	—	—	74,496
Total	$74,496	$14,522,529	$—	$14,597,025

December 31, 2024

	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Assets:
Cryptocurrency	$—	$14,713,026	$—	$14,713,026
Money market funds	29,680	—	—	29,680
Total	$29,680	$14,713,026	$—	$14,742,706

For the three months ended June 30, 2025 and the year ended December 31, 2024, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of cryptocurrency futures contracts categorized by primary underlying risk:

Six months ended June 30, 2025.
	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation/ Depreciation on Commodity Futures Contracts
Cryptocurrency Price

Bitcoin futures contracts	$(4,173)	—

Three months ended June 30, 2025.

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation/ Depreciation on Commodity Futures Contracts
Cryptocurrency Price

Bitcoin futures contracts	$(4,173)	$—

As of June 30, 2025 and December 31, 2024, there were no derivative instruments included in the Combined Statements of Assets and Liabilities.

Volume of Monthly Derivative Activities

The average notional market value categorized by primary underlying risk for futures contracts held was $0 and $0 million respectively for the three and six months ended June 30, 2025. and $312.9 and $6.4 million respectively for the three and six months ended June 30, 2024.

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

Three Months Ended June 30, 2025	$148
Three Months Ended June 30, 2024	$505
Six Months Ended June 30, 2025	$148
Six Months Ended June 30, 2024	$6,286

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

For the three months ending June 30, 2025 and June 30, 2024, the Sponsor did not waive expenses.

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

Note 4 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2025 and 2024. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

HASHDEX BITCOIN ETF

(FORMERLY HASHDEX BITCOIN FUTURES ETF)

FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024*
Per Share Operation Performance
Net asset value at beginning of period	$93.62	$81.07	$106.00	$50.74
Income (loss) from investment operations:
Investment income (loss)	0.00	(0.14)	0.00	0.44
Net realized and unrealized gain (loss) on investments and cryptocurrency futures contracts	28.33	(12.50)	16.09	17.25
Total expenses	(0.07)	—	(0.21)	—
Net increase (decrease) in net asset value	28.26	(12.64)	15.88	17.69
Net asset value at end of period	$121.88	$68.43	$121.88	$68.43
Total Return	30.19%	(15.59)%	14.98%	34.87%
Ratios to Average Net Assets (Annualized)
Total expenses	0.25%	0.90%	0.41%	1.14%
Total expenses, net	0.25%	0.90%	0.41%	1.14%
Net investment income (loss)	(0.24)%	-0.74%	-0.40%	1.31%

*	Reflects the operations of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 for more information.

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

The Fund’s new benchmark index is the Benchmark, which better reflects the Fund’s new strategy of direct bitcoin investme nt. Going forward and under normal market conditions, the Fund’s investment policy is to maximize its holdings of physical bitcoin such that it is expected that at least 95% of the Fund’s assets will be invested in spot bitcoin. Up to 5% of the Fund’s remaining assets may be invested in CME-traded bitcoin futures contracts and in cash and cash equivalents.

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

Note 8 – Subsequent Events

In preparing these financial statements, Management has evaluated the financial statements for the three months ended June, 30, 2025 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

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

These and other risks and uncertainties, which are described in more detail in our Annual Report on Form 10-K, filed with the SEC on March 25, 2025, could cause our actual results to differ materially from those expressed or implied by the forward-looking statements in this report. You should not place undue reliance on any forward- looking statements. Except as expressly required by the Federal securities laws, the Sponsor undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

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

Performance Summary

This report covers the periods from January 1, 2025 to June 30, 2025 for DEFI.

Per Share Operation Performance
Net asset value at beginning of period	$106.00
Income (loss) from investment operations:
Investment income	0.00
Net realized and unrealized gain (loss) on investments and cryptocurrency futures contracts	16.09
Total expenses	(0.21)
Net increase (decrease) in net asset value	15.88
Net asset value at end of period	$121.88
Total Return	14.98%
Ratios to Average Net Assets (Annualized)
Total expenses	0.41%
Total expenses, net	0.41%
Net investment income (loss)	-0.40%

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

Results of Operations

The discussion below addresses the material changes in the results of operations for the three months ended June 30, 2025, compared to the same period in 2024.

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

On June 30, 2025, the Fund held 13,487 Units of spot bitcoin with an asset fair value of $14,522,529.

	Quarter Ended June 30, 2025	Quarter Ended June 30, 2024	Year Ended December 31, 2024
Total Net Assets	$14,625,094	$10,949,470	$14,839,385
Shares Outstanding	120,000	160,000	140,000
Net Asset Value per share	$121.88	$68.43	$106.00
Closing Price	$121.74	$68.70	$106.21

Total net assets for the Fund increased year over year by 133.57%, driven by an increase in the NAV per share of $53.45 or 178.11%. The change in total net assets year over year was generally due to the Bitcoin price appreciation from $59,874.22 per Bitcoin as of June 30, 2024, to $107,676.94 per Bitcoin as of June 30, 2025, representing an approximate 179.83% increase during the period July 1, 2024 to June 30, 2025.

For the three months ended June 30, 2025, compared to the three months ended June 30, 2024

	Quarter Ended June 30, 2024	Quarter Ended June 30, 2025
Average daily total net assets	$14,625,094	$11,935,466
Net realized and unrealized gain (loss) on futures contracts and investments	$3,994,435	$(98,305)
Interest income earned on cash equivalents	$322	$4,720
Annualized interest yield based on average daily total net assets	0.01%	0.16%
Net Income (Loss)	$(8,520)	$(2,022,552)
Weighted average share outstanding	127,912	158,791
Management Fees	$8,794	$42,381
Total gross fees and other expenses excluding management fees	$48	$—
Brokerage Commissions	$148	$5,781
Total gross expense ratio	0.25%	0.90%
Net investment gain (loss)	(0.24)%	(15.59)%
Creation of Shares	20,000	20,000
Redemption of Shares	(40,000)	—

Net Realized Gain or Loss on Futures Contracts

Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark, 4) the number of contracts held and then sold for either circumstance aforementioned. The Fund recognizes the expense for brokerage commissions for futures contract trades on a per trade basis. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Fund conducts creation and redemption transactions only for cash, and, with respect to creation transactions, the cash is used to purchase Bitcoin Futures Contracts only. The Fund will use Bitcoin Futures Contracts for the primary purpose of using such Bitcoin Futures Contracts to acquire physical bitcoin through Exchange for Physical (“EFP”) transactions and to offset cash and receivables for better tracking the Benchmark. The net realized and unrealized loss on futures contracts was related to the decrease in the Fund’s net assets and the Bitcoin price depreciation during the three months ended June 30, 2025.

In the three months ended June 30, 2025 compared to the three months ended June 30, 2024 the amount of interest income earned as a percentage of daily total net assets was significantly lower. The decrease in interest and other income over these periods was primarily due to a decrease in the investments within short-term Treasury Securities, demand deposits, money market funds and/or investments in commercial paper; in the Fund’s current policy, only up to 5% of the Fund’s assets may be invested in CME-traded bitcoin futures contracts and in cash and cash equivalents. The Fund seeks to earn interest and other income in investments that may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The decrease in management fee paid to the Sponsor for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, despite higher Fund average net assets overall, is a result of the Sponsor lowering the management fee from 0.90% to 0.25% per annum of the daily NAV of the Fund effective February 10, 2025. Other than the management fee to the Sponsor, the Fund incurred total gross fees and other expenses excluding management fees and brokerage commissions, which were significantly lower than during the three months ended June 30, 2024, where the Fund incurred brokerage commissions. Brokerage commissions are recognized on a per-trade basis to each futures contract’s or bitcoin share’s cost basis. Trading fees for the Fund are recorded in the statement of operations as broker expenses. The actual amount of trading fees to be incurred will vary based upon the trading frequency of the Fund.

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

The decrease in total brokerage commissions for the three months ended June 30, 2025, compared to the nine months ended June 30, 2024, was primarily due to a decrease in futures contracts purchased, liquidated, and rolled given the Fund’s current policy to maximize its holdings of physical bitcoin instead of CME-traded bitcoin futures contracts.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30 , 2025 and serves to illustrate the relative changes of these components.

Off Balance Sheet Financing

The Trust or Fund has no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2025. Neither the Trust nor the Fund participates in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. Neither the Trust nor the Fund have entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In order to collateralize positions in Bitcoin Futures Contracts, a portion of the NAV of the Fund is held in cash and cash equivalents, such as short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. A portion of these investments may be posted as collateral in connection with Bitcoin Futures Contracts. The percentage that cash and cash equivalents bear to the shareholders’ equity of the Fund varies from period to period as the market values of the Bitcoin Futures Contracts change. The Fund earned $322 and $4,720, respectively, in interest income during the three months ended June 30, 2025 and 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Issuer Purchases of DEFI Shares

The Fund creates and redeems Shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. On any business day, an Authorized Purchaser may place an order with the transfer agent to redeem one or more baskets. By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to the Fund by the end of the next business day following the effective date of the redemption order or by the end of such later business day. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to the Sponsor’s account at the Custodian the non-refundable transaction fee due for the redemption order. The below table sets forth the number of Shares redeemed during the fiscal quarter ending June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2025	—	$	N/A	N/A	N/A

May 1 to May 31, 2025	—	$	N/A	N/A	N/A
June 1 to June 30, 2025	—	$	N/A	N/A	N/A
Total	—		$—

April 1 to June 30, 2025	—		$—	N/A	N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)	None.

(b)	Not Applicable.

(c)	None.

Item 6. Exhibits

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

Exhibit Number	Exhibit Description
3.1	First Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-273364), filed with the SEC on July 21, 2023).

31.1 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1 **	Section 1350 Certification of Principal Executive Officer

32.2 **	Section 1350 Certification of Principal Financial and Accounting Officer
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tidal Commodities Trust I (Registrant)

By:	Tidal Investments LLC
its Sponsor

By:	/s/ Guillermo Trias
Name:	Guillermo Trias
Title:	Chief Executive Officer

Date:	August 14, 2025

By:	/s/ Ronnie Riven
Name:	Ronnie Riven
Title:	Chief Financial Officer

Date:	August 14, 2025