Form 10-Q
period 2025-09-30
Tidal Commodities Trust I
filed 2025-11-14
CIK 1985840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2025

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _____________to _____________

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

As of September 30, 2025, there were 120,000 shares of beneficial interest, no par value, of Hashdex Bitcoin ETF issued and outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TIDAL COMMODITIES TRUST I

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments (1)	$15,439,452	$14,713,026
Cash and cash equivalents (2)	60,692	29,680
Interest receivable	208	85
Equity in trading accounts:
Due from broker	35,752	108,214
Total equity in trading accounts	35,752	108,214
Total assets	$15,536,104	$14,851,005

Liabilities
Management fee payable to Sponsor	3,143	11,620
Total liabilities	$3,143	$11,620

Net assets	$15,532,961	$14,839,385

Shares issued and outstanding	120,000	140,000
(no par value, Unlimited amount authorized)

Net asset value per share	$129.44	$106.00

Market value per share	$129.50	$106.21

(1) Cost basis	$9,706,036	$11,099,080
(2) Cost basis	$60,692	$29,680

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I
COMBINED SCHEDULE OF INVESTMENTS

 September 30, 2025
(Unaudited)

Description: Assets	Yield	Fair Value	Percentage of Net Assets	Shares
Cryptocurrency

Bitcoin		$15,439,452	99.40%	134.87
Total Cryptocurrency (cost $9,706,036)		$15,439,452	99.40%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.03%	$60,692	0.39%	60,692
Total Cash Equivalents (cost $60,692)		$60,692	0.39%

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I
COMBINED SCHEDULE OF INVESTMENTS

 December 31, 2024

Description: Assets	Yield	Fair Value	Percentage of Net Assets	Shares
Cryptocurrency

Bitcoin		$14,713,026	99.15%	157.85
Total Cryptocurrency (cost $11,099,080)		$14,713,026	99.15%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.41%	$29,680	0.20%	29,680
Total Cash Equivalents (cost $29,680)		$29,680	0.20%

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024*
Income
Realized and unrealized gain (loss) on trading of investments and cryptocurrency futures contracts:
Realized gain (loss) on cryptocurrency futures contracts	$—	$(16,691)	$(4,173)	$7,528,643
Realized gain (loss) on investments	—	(533,036)	1,083,215	(533,036)
Net change in unrealized appreciation (depreciation) on investments	916,923	877,410	2,119,470	(765,531)
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	—	7,741	—	(78,239)
Broker interest income	681	979	1,006	63,828
Interest income	40	545	220	120,414
Total income (loss)	917,644	336,948	3,199,738	6,336,079

Expenses
Management fees	9,777	22,425	38,956	91,442
Broker expenses	—	413	48	15,810
Total expenses	9,777	22,838	39,004	107,252

Total expenses, net	9,777	22,838	39,004	107,252
Net income (loss)	$907,867	$314,110	$3,160,734	$6,228,827

*	Reflects the operations of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I

 COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024*
Operations
Net income (loss)	$3,160,734	$6,228,827
Capital transactions
Issuance of Shares	2,144,314	18,711,813
Redemption of Shares	(4,611,472)	(18,085,070)
Total capital transactions	(2,467,158)	626,743
Net change in net assets	693,576	6,855,570

Net assets, beginning of period	$14,839,385	$2,536,958

Net assets, end of period	$15,532,961	$9,392,528

Net asset value per share at beginning of period	$106.00	$50.74

Net asset value per share at end of period	$129.44	$72.25

Creation of Shares	20,000	330,000
Redemption of Shares	(40,000)	(250,000)

*	Reflects the changes in net assets of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I COMBINED
STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024*

Cash flows from operating activities
Net income (loss)	$3,160,734	$6,228,827
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	—	78,239
Unrealized gain (loss) on investments	(2,119,470)	765,531
Changes in operating assets and liabilities:
Purchases of Investments	(2,256,022)	(10,678,135)
Sales of investments	4,732,281	—
Realized gain (loss) on investments	(1,083,215)	533,036
Due from broker	72,462	575,740
Interest receivable	(123)	10,254
Management fee payable to Sponsor	(8,477)	4,515
Net cash provided by (used in) operating activities	2,498,170	(2,481,993)
Cash flows from financing activities:
Proceeds from sale of Shares	2,144,314	18,711,813
Redemption of Shares	(4,611,472)	(18,085,070)
Net cash provided by (used in) financing activities	(2,467,158)	626,743
Net change in cash and cash equivalents	31,012	(1,855,250)
Cash and cash equivalents, beginning of period	29,680	1,867,663
Cash and cash equivalents, end of period	$60,692	$12,413

*	Reflects the cash flows of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments (1)	$15,439,452	$14,713,026
Cash and cash equivalents (2)	60,692	29,680
Interest receivable	208	85
Equity in trading accounts:
Due from broker	35,752	108,214
Total equity in trading accounts	35,752	108,214
Total assets	$15,536,104	$14,851,005

Liabilities
Management fee payable to Sponsor	3,143	11,620
Total liabilities	$3,143	$11,620

Net assets	$15,532,961	$14,839,385

Shares issued and outstanding	120,000	140,000
(no par value, Unlimited amount authorized)

Net asset value per share	$129.44	$106.00

Market value per share	$129.50	$106.21

(1) Cost basis	$9,706,036	$11,099,080
(2) Cost basis	$60,692	$29,680

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF
SCHEDULE OF INVESTMENTS

 September 30, 2025
(Unaudited)

Description: Assets	Yield	Fair Value	Percentage of Net Assets	Shares
Cryptocurrency

Bitcoin		$15,439,452	99.40%	134.87
Total Cryptocurrency (cost $9,706,036)		$15,439,452	99.40%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.03%	$60,692	0.39%	60,692
Total Cash Equivalents (cost $60,692)		$60,692	0.39%

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF
SCHEDULE OF INVESTMENTS

 December 31, 2024

Description: Assets	Yield	Fair Value	Percentage of Net Assets	Shares
Cryptocurrency

Bitcoin		$14,713,026	99.15%	157.85
Total Cryptocurrency (cost $11,099,080)		$14,713,026	99.15%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.41%	$29,680	0.20%	29,680
Total Cash Equivalents (cost $29,680)		$29,680	0.20%

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024*
Income
Realized and unrealized gain (loss) on trading of investments and cryptocurrency futures contracts:
Realized gain (loss) on cryptocurrency futures contracts	$—	$(16,691)	$(4,173)	$7,528,643
Realized gain (loss) on investments	—	(533,036)	1,083,215	(533,036)
Net change in unrealized appreciation (depreciation) on investments	916,923	877,410	2,119,470	(765,531)
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	—	7,741	—	(78,239)
Broker interest income	681	979	1,006	63,828
Interest income	40	545	220	120,414
Total income (loss)	917,644	336,948	3,199,738	6,336,079

Expenses
Management fees	9,777	22,425	38,956	91,442
Broker expenses	—	413	48	15,810
Total expenses	9,777	22,838	39,004	107,252

Total expenses, net	9,777	22,838	39,004	107,252
Net income (loss)	$907,867	$314,110	$3,160,734	$6,228,827

*	Reflects the operations of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF
STATEMENTS OF CHANGES IN NET ASSETS

 (Unaudited)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024*
Operations
Net income (loss)	$3,160,734	$6,228,827
Capital transactions
Issuance of Shares	2,144,314	18,711,813
Redemption of Shares	(4,611,472)	(18,085,070)
Total capital transactions	(2,467,158)	626,743
Net change in net assets	693,576	6,855,570

Net assets, beginning of period	$14,839,385	$2,536,958

Net assets, end of period	$15,532,961	$9,392,528

Net asset value per share at beginning of period	$106.00	$50.74

Net asset value per share at end of period	$129.44	$72.25

Creation of Shares	20,000	330,000
Redemption of Shares	(40,000)	(250,000)

*	Reflects the changes in net assets of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF STATEMENTS OF
CASH FLOWS

 (Unaudited)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024*
Cash flows from operating activities

Cash flows from operating activities
Net income (loss)	$3,160,734	$6,228,827
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	—	78,239
Unrealized gain (loss) on investments	(2,119,470)	765,531
Changes in operating assets and liabilities:
Purchases of Investments	(2,256,022)	(10,678,135)
Sales of investments	4,732,281	—
Realized gain (loss) on investments	(1,083,215)	533,036
Due from broker	72,462	575,740
Interest receivable	(123)	10,254
Management fee payable to Sponsor	(8,477)	4,515
Net cash provided by (used in) operating activities	2,498,170	(2,481,993)
Cash flows from financing activities:
Proceeds from sale of Shares	2,144,314	18,711,813
Redemption of Shares	(4,611,472)	(18,085,070)
Net cash provided by (used in) financing activities	(2,467,158)	626,743
Net change in cash and cash equivalents	31,012	(1,855,250)
Cash and cash equivalents, beginning of period	29,680	1,867,663
Cash and cash equivalents, end of period	$60,692	$12,413

*	Reflects the cash flows of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 in the accompanying Notes to Financial Statements for more information.

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2025 (Unaudited)

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

On March 26, 2024, the Sponsor announced the renaming of the Fund from the Hashdex Bitcoin Futures ETF to the Hashdex Bitcoin ETF. The renaming of the Fund corresponds to its completion of the conversion of its investment strategy to allow the Fund to provide spot bitcoin holdings and its tracking of a new benchmark index effective March 27, 2024. The Fund’s investment objective is for changes in the Shares’ net asset value (“NAV”) to reflect the daily changes of the price of the Nasdaq Bitcoin Reference Price - Settlement (NQBTCS) (the “Benchmark”), less expenses from the Fund’s operations. The Benchmark is designed to track the price performance of bitcoin. The Fund invests in bitcoin, bitcoin futures contracts (“Bitcoin Futures Contracts”) listed on the Chicago Mercantile Exchange Inc. (“CME”), cash and cash equivalents. Under normal market conditions, the Fund has a policy to maximize its holdings of physical bitcoin such that it is expected that at least 95% of the Fund’s assets will be invested in spot bitcoin. Up to 5% of the Fund’s assets may be invested in CME-traded bitcoin futures contracts and in cash and cash equivalents. Because the Fund’s investment objective is to track the price of the Benchmark, changes in the price of the Shares may vary from changes in the spot price of bitcoin.

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

September 30, 2025
				Balance as of
	Level 1	Level 2	Level 3	September 30, 2025
Assets:
Cryptocurrency	$—	$15,439,452	$—	$15,439,452
Money market funds	60,692	—	—	60,692
Total	$60,692	$15,439,452	$—	$15,500,144

December 31, 2024
				Balance as of
				December 31,
	Level 1	Level 2	Level 3	2024
Assets:
Cryptocurrency	$—	$14,713,026	$—	$14,713,026
Money market funds	29,680	—	—	29,680
Total	$29,680	$14,713,026	$—	$14,742,706

	Bitcoin	Fair Value
Beginning balance as of January 1, 2025	157.85	$14,713,026
Bitcoin contributed	23.52	2,256,022
Bitcoin withdrawn	(46.50)	(4,732,281)
Net change in unrealized appreciation (depreciation) from investments in bitcoin	–	2,119,470
Net realized gain on investments in bitcoin	–	1,083,215
Ending balance as of September 30, 2025	134.87	$15,439,452

	Bitcoin	Fair Value
Beginning balance as of January 1, 2024	–	$–
Bitcoin contributed	192.31	13,520,786
Bitcoin withdrawn	(34.46)	(1,892,631)
Net change in unrealized appreciation (depreciation) from investments in bitcoin	–	3,613,946
Net realized gain on investments in bitcoin	–	(529,076)
Ending balance as of December 31, 2024	157.85	$14,713,026

For the nine months ended September 30, 2025 and the year ended December 31, 2024, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of cryptocurrency futures contracts categorized by primary underlying risk:

Nine months ended September 30, 2025.

Net Change in
Unrealized
	Realized Gain	Appreciation/
	(Loss) on	Depreciation on
	Commodity	Commodity Futures
	Futures Contracts	Contracts
Cryptocurrency Price

Bitcoin futures contracts	$(4,173)	—

Three months ended September 30, 2025.

Net Change in
Unrealized
	Realized Gain	Appreciation/
	(Loss) on	Depreciation on
	Commodity	Commodity Futures
	Futures Contracts	Contracts
Cryptocurrency Price

Bitcoin futures contracts	$—	$—

As of September 30, 2025 and December 31, 2024, there were no derivative instruments included in the Combined Statements of Assets and Liabilities.

Volume of Monthly Derivative Activities

The average notional market value categorized by primary underlying risk for futures contracts held was $0 and $0 million respectively for the three and nine months ended September 30, 2025. and $109.5 thousand and $4.5 million respectively for the three and nine months ended September 30, 2024.

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

Three Months Ended September 30, 2025	$—
Three Months Ended September 30, 2024	$50
Nine Months Ended September 30, 2025	$148
Nine Months Ended September 30, 2024	$6,336

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

For the nine months ending September 30, 2025 and September 30, 2024, the Sponsor did not waive expenses.

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

Note 4 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2025 and 2024. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

HASHDEX BITCOIN ETF

(FORMERLY HASHDEX BITCOIN FUTURES ETF)

FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,2025	Three Months Ended September 30,2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024*
Per Share Operation Performance
Net asset value at beginning of period	$121.88	$68.43	$106.00	$50.74
Income (loss) from investment operations:
Investment income	0.01	0.01	0.01	0.94
Net realized and unrealized gain (loss) on investments and cryptocurrency futures contracts	7.63	3.97	23.73	21.12

Total expenses	(0.08)	(0.16)	(0.30)	(0.55)
Net increase (decrease) in net asset value	7.56	3.82	23.44	21.51
Net asset value at end of period	$129.44	$72.25	$129.44	$72.25
Total Return	6.20%	5.58%	22.12%	42.39%
Ratios to Average Net Assets (Annualized)
Total expenses	0.25%	0.92%	0.35%	1.08%
Total expenses, net	0.25%	0.92%	0.35%	1.08%
Net investment income (loss)	(0.23)%	(0.86)%	(0.34)%	0.77%

*	Reflects the operations of the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust until January 3, 2024. Please see Note 5 for more information.

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

Note 8 – Subsequent Events

In preparing these financial statements, Management has evaluated the financial statements for the nine months ended September, 30, 2025 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund, except for the following described below.

Amendments to the Declaration of Trust: Effective October 21, 2025, the Sponsor executed an amendment to the First Amended and Restated Declaration of Trust and Trust Agreement ("Declaration of Trust") of the Trust. A copy of the Form 8-K describing the amendment to the Declaration of Trust can be found here: https://www.sec.gov/ix?doc=/Archives/edgar/data/1985840/000199937125016202/defi-8k_102125.htm.

The Sponsor intends to withdraw as sponsor of the Trust and the Fund and appoint Hashdex Asset Management Ltd. ("Hashdex") to serve as sponsor of the Trust, commencing upon the resignation of the Sponsor (the "Sponsor Replacement"). Hashdex will thereafter serve as sole sponsor of the Trust and intends to carry on the business of the Trust and the Fund. It is expected that the Sponsor Replacement will occur during the fourth quarter of 2025, subject to certain conditions, including, but not limited to, the effectiveness of a post-effective amendment to the Fund's registration statement.

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

These and other risks and uncertainties, which are described in more detail in our Annual Report on Form 10-K, filed with the SEC on March 25, 2025, could cause our actual results to differ materially from those expressed or implied by the forward -looking statements in this report. You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Sponsor undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

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

Performance Summary

This report covers the periods from January 1, 2025 to September 30, 2025 for DEFI.

Per Share Operation Performance
Net asset value at beginning of period	$106.00
Income (loss) from investment operations:
Investment income	0.01
Net realized and unrealized gain (loss) on investments and cryptocurrency futures contracts	23.73
Total expenses	(0.30)
Net increase (decrease) in net asset value	23.44
Net asset value at end of period	$129.44
Total Return	22.12%
Ratios to Average Net Assets (Annualized)
Total expenses	0.35%
Total expenses, net	0.35%
Net investment income (loss)	(0.34)%

Market Outlook - The Bitcoin Industry

Bitcoin is a digital asset that serves as the unit of account on an open -source, decentralized, peer-to-peer computer network. Bitcoin may be used to pay for goods and services, stored for future use, or converted to a fiat currency. As of the date of this update, the adoption of bitcoin for these purposes has been limited. The value of bitcoin is not backed by any government, corporation, or other identified body.

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

Results of Operations

The discussion below addresses the material changes in the results of operations for the three months ended September 30, 2025, compared to the same period in 2024.

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

On September 30, 2025, the Fund held 134.87 Units of spot bitcoin with an asset fair value of $15,439,452.

	Quarter Ended	Quarter Ended	Year Ended
	September 30,	September 30,	December 31,
	2025	2024	2024
Total Net Assets	$15,532,961	$9,392,528	$14,839,385
Shares Outstanding	120,000	130,000	140,000
Net Asset Value per share	$129.44	$72.25	$106.00
Closing Price	$129.50	$72.39	$106.21

Total net assets for the Fund increased year over year by 65.38%, driven by an increase in the NAV per share of $ 57.19 or 79.16%. The change in total net assets year over year was generally due to the Bitcoin price appreciation from $63,375.35 per Bitcoin as of September 30, 2024, to $114,475.44 per Bitcoin as of September 30, 2025, representing an approximate 80.63% increase year over year.

For the three months ended September 30, 2025, compared to the three months ended September 30, 2024:

	Quarter Ended	Quarter Ended
	September 30, 2025	September 30, 2024
Average daily total net assets	$15,516,535	$9,912,432
Net realized and unrealized gain (loss) on futures contracts and investments	$916,923	$335,424
Interest income earned on cash equivalents	$806	$1,524
Annualized interest yield based on average daily total net assets	0.02%	0.06%
Net Income (Loss)	$907,867	$314,110
Weighted average shares outstanding	120,000	142,717
Management fees	$9,777	$22,425
Total gross fees and other expenses (excluding management fees)	$—	$413
Brokerage commissions	$—	$50
Total gross expense ratio	0.25%	0.92%
Net investment gain (loss)	6.20%	5.58%
Creation of Shares	—	—
Redemption of Shares	—	30,000

Net Realized Gain or Loss on Futures Contracts

Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark, 4) the number of contracts held and then sold for either circumstance aforementioned. The Fund recognizes the expense for brokerage commissions for futures contract trades on a per trade basis. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Fund conducts creation and redemption transactions only for cash, and, with respect to creation transactions, the cash is used to purchase Bitcoin Futures Contracts only. The Fund will use Bitcoin Futures Contracts for the primary purpose of using such Bitcoin Futures Contracts to acquire physical bitcoin through Exchange for Physical (“EFP”) transactions and to offset cash and receivables for better tracking the Benchmark. The net realized and unrealized loss on futures contracts was related to the decrease in the Fund’s net assets and the Bitcoin price depreciation during the three months ended September 30, 2025.

In the three months ended September 30, 2025 compared to the three months ended September 30, 2024 the amount of interest income earned as a percentage of daily total net assets was significantly lower. The decrease in interest and other income over these periods was primarily due to a decrease in the investments within short-term Treasury Securities, demand deposits, money market funds and/or investments in commercial paper; in the Fund’s current policy, only up to 5% of the Fund’s assets may be invested in CME-traded bitcoin futures contracts and in cash and cash equivalents. The Fund seeks to earn interest and other income in investments that may include, but are not limited to, short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. These interest rate levels may be lower or higher than the projected interest rates stated in the prospectuses and thus will impact your breakeven point.

The decrease in management fee paid to the Sponsor for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, despite higher Fund average net assets overall, is a result of the Sponsor lowering the management fee from 0.90% to 0.25% per annum of the daily NAV of the Fund effective February 10, 2025. Other than the management fee to the Sponsor, the Fund incurred total gross fees and other expenses excluding management fees and brokerage commissions, which were significantly lower than during the three months ended September 30, 2024, where the Fund incurred brokerage commissions. Brokerage commissions are recognized on a per-trade basis to each futures contract’s or bitcoin share’s cost basis. Trading fees for the Fund are recorded in the statement of operations as broker expenses. The actual amount of trading fees to be incurred will vary based upon the trading frequency of the Fund.

For the three months ended September 30, 2024, most of the expenses incurred by the Predecessor Fund were associated with the management fee and day-to -day operation of the Fund and the necessary functions related to regulatory compliance. Those were generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The Sponsor has not elected to waive management fees or other expenses. These factors also explain the decrease in total gross fees and other expenses excluding management fees, as well as the decrease in total gross expense ratio for the three months ended September 30, 2025.

The decrease in total brokerage commissions for the three months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to a decrease in futures contracts purchased, liquidated, and rolled given the Fund’s current policy to maximize its holdings of physical bitcoin instead of CME-traded bitcoin futures contracts.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2025 and serves to illustrate the relative changes of these components.

Off Balance Sheet Financing

The Trust or Fund has no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2025. Neither the Trust nor the Fund participates in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. Neither the Trust nor the Fund have entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In order to collateralize positions in Bitcoin Futures Contracts, a portion of the NAV of the Fund is held in cash and cash equivalents, such as short-term Treasury Securities, demand deposits, money market funds and investments in commercial paper. A portion of these investments may be posted as collateral in connection with Bitcoin Futures Contracts. The percentage that cash and cash equivalents bear to the shareholders’ equity of the Fund varies from period to period as the market values of the Bitcoin Futures Contracts change. The Fund earned $712 and $1,524, respectively, in interest income during the three months ended September 30, 2025 and 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Issuer Purchases of DEFI Shares

The Fund creates and redeems Shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. On any business day, an Authorized Purchaser may place an order with the transfer agent to redeem one or more baskets. By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to the Fund by the end of the next business day following the effective date of the redemption order or by the end of such later business day. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to the Sponsor’s account at the Custodian the non-refundable transaction fee due for the redemption order. The below table sets forth the number of Shares redeemed during the fiscal quarter ending September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2025	—	$	N/A	N/A	N/A

August 1 to August 31, 2025	—	$	N/A	N/A	N/A
September 1 to September 30, 2025	—	$	N/A	N/A	N/A
Total	—		$—

July 1 to September 30, 2025	—		$—	N/A	N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a) None.

(b) Not Applicable.

(c) None.

Item 6. Exhibits

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

Exhibit
Number	Exhibit Description
3.1	First Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-273364), filed with the SEC on July 21, 2023).
3.2	Amendment No.1 to the First Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to an exhibit to the Registrant's Form 8-K, filed with the SEC on October 27, 2025).
31.1 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer
32.1 **	Section 1350 Certification of Principal Executive Officer
32.2 **	Section 1350 Certification of Principal Financial and Accounting Officer
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tidal Commodities Trust I (Registrant)

By:	Tidal Investments LLC
its Sponsor

By:	/s/ Guillermo Trias
Name:	Guillermo Trias
Title:	Chief Executive Officer

Date:	November 14, 2025

By:	/s/ Ronnie Riven
Name:	Ronnie Riven
Title:	Chief Financial Officer

Date:	November 14, 2025