Form 10-K
period 2025-12-31
Hashdex Commodities Trust
filed 2026-03-31
CIK 1985840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2025

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________ to ________

Commission File Number: 001-41900

Hashdex Commodities Trust
(Exact name of registrant as specified in its charter)

Delaware	92-6468665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Wilmington Trust, National Association

1100 N. Market Street, Suite 1300

Wilmington, Delaware 19801

(Address of principal executive offices) (Zip code)

(302) 651-1000

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

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2025 was $14,516,847.

As of December 31, 2025, there were 120,000 shares of beneficial interest, no par value, of Hashdex Bitcoin ETF issued and outstanding.

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

i

Part I.

Item 1.	Business

Overview

Hashdex Commodities Trust (f/k/a Tidal Commodities Trust I, prior to January 16, 2026) (the “Trust”), a Delaware statutory trust organized on February 10, 2023, is a series trust currently consisting of one series: Hashdex Bitcoin ETF (f/k/a Hashdex Bitcoin Futures ETF) (“DEFI” or the “Fund”). The Fund issues shares of beneficial interest, called “Shares,” representing fractional undivided beneficial interests in the Fund. The Fund’s investment objective is for changes in the Shares’ net asset value (“NAV”) to reflect the daily changes of the price of the Nasdaq Bitcoin Reference Price - Settlement (NQBTCS) (the “Benchmark”), less expenses from the Fund’s operations. The Benchmark is designed to track the price performance of bitcoin. The Fund’s assets consist of bitcoin and, potentially, limited amounts of cash. Because the Fund’s investment objective is to track the price of the Benchmark, changes in the price of the Shares may vary from changes in the spot price of bitcoin.

The Trust and the Fund operate pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated January 15, 2026. On January 2, 2024, the initial Form S-1 for DEFI was declared effective by the U.S. Securities and Exchange Commission (“SEC”). BitGo Trust Company, Inc (the “Bitcoin Custodian”) is the custodian for the Fund’s bitcoin holdings; and U.S. Bank, N.A. is the custodian for the Fund’s cash holdings (the “Cash Custodian” and together with the Bitcoin Custodian, the “Custodians”). The principal address of the Fund is 1100 North Market Street, Suite 1300, Wilmington, DE 19801 and the telephone number of the Fund is (302) 651-1000.

The Fund is the successor and surviving entity from the merger (the “Merger”) of the Hashdex Bitcoin Futures ETF (the “Predecessor Fund”) into the Fund. The Predecessor Fund was a series of the Teucrium Commodity Trust (the “Predecessor Trust”) sponsored by Teucrium Trading, LLC (“Teucrium”). The Merger closed on January 3, 2024. In connection with the Merger, the Predecessor Fund shareholders received one Share for each share of the Predecessor Fund they owned prior to the Merger.

The sponsor of the Fund is Hashdex Asset Management Ltd. (the “Sponsor” or “Hashdex”), which receives a management fee (the “Management Fee”). As of December 31, 2025, the Sponsor served as sponsor, investment manager, or investment adviser to over 9 pooled investment vehicles across multiple jurisdictions, including investment strategies relating to crypto asset markets. Prior to January 16, 2026, the Fund’s sponsor was Tidal Investments LLC (f/k/a Toroso Investments, LLC) (“Tidal”). The Sponsor’s responsibilities are discussed below in the section entitled “The Sponsor’s Operations.”

While investors will purchase and sell Shares through their broker-dealer, the Fund continuously offers and redeems baskets consisting of 10,000 Shares (the “Baskets”) at their NAV to certain financial institutions that have entered into an agreement with the Sponsor (the “Authorized Purchasers”).

Fund Reorganization

Merger with Hashdex Bitcoin Futures ETF

On January 3, 2024 (the “Closing Date”), the Trust completed the Merger and acquisition of the Predecessor Fund, a series of the Predecessor Trust, into the Fund, a series of the Trust. The Merger was effected pursuant to an Agreement and Plan of Partnership Merger and Liquidation dated as of October 30, 2023 (the “Plan of Merger”) between the Predecessor Trust, on behalf of its Predecessor Fund series, and the Trust, on behalf of its Fund series.

Pursuant to the Plan of Merger, each Predecessor Fund shareholder received one Share of the Fund for every one share of the Predecessor Fund held immediately before the commencement of trading on the NYSE Arca on the Closing Date, based on the NAV per share of the Predecessor Fund being equal to the NAV per Share of the Fund, determined immediately prior to the Merger closing. The share price used for the delivery of shares of the Predecessor Fund was the NAV per share of the Predecessor Fund determined after the close of business of the NYSE Arca on January 2, 2024. Consequently, the Merger resulted in a one-for-one exchange of shares between the Predecessor Fund and the Fund. Further, the Fund acquired in the Merger all the assets of the Predecessor Fund and assumed all the liabilities of the Predecessor Fund. Effective the Merger closing, the Plan of Merger caused all of the Predecessor Fund’s shares to be cancelled and the Predecessor Fund to be liquidated.

The Merger did not materially modify the rights of Predecessor Fund shareholders with respect to their investment. The Fund has the same investment objective, investment strategies and investment restrictions, and substantially identical investment risks, as those had by the Predecessor Fund. Following the Merger, the Fund was sponsored by Tidal, and the Fund is now managed by portfolio managers employed by the Sponsor. The Fund pays the same Management Fee rate to the Sponsor, under the same terms, as previously paid by the Predecessor Fund to Teucrium, the sponsor of the Predecessor Trust and the Predecessor Fund.

The Fund’s Shares commenced trading on the NYSE Arca upon the effectiveness of the Merger under the ticker symbol “DEFI.”

Effect of Merger - Conversion to U.S. Spot Bitcoin ETF

On March 26, 2024, the Sponsor announced the renaming of the Fund from the Hashdex Bitcoin Futures ETF to the Hashdex Bitcoin ETF. The renaming of the Fund corresponds to its completion of the conversion of its investment strategy to allow the Fund to provide spot bitcoin holdings and its tracking of a new benchmark index effective March 27, 2024. The Fund’s current benchmark index is the Nasdaq Bitcoin Reference Price - Settlement (NQBTCS), which better reflects the Fund’s current strategy of direct bitcoin investment. Under normal market conditions, the Fund’s had a policy to maximize its holdings of physical bitcoin such that it was expected that at least 95% of the Fund’s assets would be invested in spot bitcoin and up p to 5% of the Fund’s assets would be invested in CME-traded bitcoin futures contracts and in cash and cash equivalents.

Sponsor Transition

Effective after the close of trading on January 15, 2026, Tidal withdrew as the sponsor of the Trust and simultaneously appointed Hashdex as the sponsor of the Trust (the “Sponsor Replacement”). In connection with the Sponsor Replacement, certain changes were made to the Fund’s principal investment strategies and techniques. Prior to the Sponsor Replacement, the Fund sought to achieve its investment objective by primarily investing in bitcoin. The Fund used bitcoin futures contracts for the primary purpose of acquiring physical bitcoin through Chicago Mercantile Exchange Inc.’s (“CME”) Exchange for Physical Transactions (“EFP”) and to offset cash and receivables for better tracking the Benchmark. Under normal market conditions, the Fund had a policy to maximize its investments in physical bitcoin such that it was expected that at least 95% of the Fund’s assets would be invested in bitcoin, and up to 5% would be invested in bitcoin futures contracts and in cash and cash equivalents, such as short-term Treasury bills, money market funds, and demand deposit accounts.

Upon the commencement of Hashdex’s service as the Sponsor, the Fund attempts to achieve its investment objective by primarily investing in bitcoin. The Fund’s assets consist of bitcoin and cash. The Fund may hold cash in connection with cash purchases and redemptions of Shares and it also will occasionally hold cash for short periods to pay the Sponsor’s Management Fee and any other Fund expenses and liabilities not assumed by the Sponsor. The Fund will not hold any assets other than bitcoin and cash.

Fund Overview

The Fund is designed to provide investors with a means to gain price exposure to the bitcoin market. The Fund issues Shares that trade on NYSE Arca under the symbol “DEFI.” Shares can be purchased and sold by investors through their broker-dealer. Purchasing Shares of the Fund is subject to the risks of bitcoin as well as the additional risks of investing in the Fund.

The Sponsor employes a passive investment strategy that is intended to track the changes in the Benchmark regardless of whether the Benchmark goes up or goes down. The Benchmark is designed to track the price performance of bitcoin. The Fund’s assets consist of bitcoin and, potentially, limited amounts of cash. Because the Fund’s investment objective is to track the price of the Benchmark, changes in the price of the Shares may vary from changes in the spot price of bitcoin. The NYSE Arca rule, under which the Shares will be listed and traded, prevents the Fund from utilizing leverage. ICE Data Indices, LLC calculates an approximate Fund NAV every 15 seconds throughout each day that the Fund’s Shares are traded on NYSE Arca.

The Fund, the Sponsor, and their service providers, including the Custodians, do not loan or pledge the Fund’s assets, nor does any such entity use the Fund’s assets as collateral for any loan or similar arrangement.

Bitcoin Overview

Bitcoin is a digital asset or cryptocurrency that is a unit of account on the bitcoin network (the “Bitcoin Network”), an open source, decentralized peer-to-peer computer network. The ownership and operation of bitcoin is determined by purchasers in the Bitcoin Network. The Bitcoin Network connects computers that run publicly accessible, or open source, software that follows the rules and procedures governing the Bitcoin Network. This is commonly referred to as the Bitcoin Protocol. Bitcoin may be held, may be used to purchase goods and services or may be exchanged for fiat currency. No single entity owns or operates the Bitcoin Network, and the value of bitcoin is not backed by any government, corporation or other entity. Instead the value of bitcoin is determined in part by the supply and demand in markets created to facilitate the trading of bitcoin. Public key cryptography protects the ownership and transaction records for bitcoin. Because the source code for the Bitcoin Network is open source, anyone can contribute to its development. At this time, the ultimate supply of bitcoin is finite and limited to 21 million “coins” with the number of bitcoin available increasing gradually as new bitcoin supplies are mined until the 21 million current protocol cap is reached. The following factors, among others, may affect the price and market for bitcoin:

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

The Benchmark Methodology

The Benchmark is governed by the Nasdaq Index Management Committee (the “IMC”), which is responsible for implementation, administration, and oversight of the Benchmark, including its cessation. The IMC shall approve any material changes to the methodology and review the Benchmark methodology at least on an annual basis. The final Benchmark is calculated once every trading day and it is given by a weighted average across the settlement prices of the following “Core Exchanges” (as of December 31, 2025); Bitstamp, Coinbase, Gemini, itBit, Kraken and LMAX Digital.

The Benchmark was launched by Nasdaq, Inc. (the “Nasdaq”), on June 9, 2021 and is designed to track the price performance of bitcoin. Specifically, the Benchmark attempts to track the average bitcoin spot price by capturing the notional value of bitcoin U.S. dollar (“USD”) transactions reported by selected public data sources as measured by Nasdaq. The Benchmark applies a rules-based pricing methodology to a diverse collection of pricing sources to provide a reference price for bitcoin and the pricing methodology is designed to account for variances in price across a wide range of sources which have been vetted according to criteria identified in the methodology document. The Benchmark is owned and administered by Nasdaq and may be changed from time to time. Detailed rules on the Benchmark’s administration and governance may be found on Nasdaq’s website. The Benchmark does not track the overall performance of all digital assets generally, nor the performance of any specific digital asset other than bitcoin. The Benchmark is calculated and published once a day on business days at 4:00 p.m., Eastern Time (“E.T.”) by CF Benchmarks Limited (https://www.cfbenchmarks.com/data/indices/NQBTCS) or another Nasdaq designated calculation agent.

According to the Benchmark methodology, any deviations from the Benchmark methodology are made in the sole judgment and discretion of Nasdaq so that the Benchmark continues to achieve its objective. Nasdaq will provide transparency over the decisions affecting the compilation of the reference rate and any related determination process, including contingency measures in the event of absence of or insufficient inputs, market stress or disruption, failure of critical infrastructure, or other relevant factors. Any contingency measures that are not directly addressed in the Benchmark methodology shall be subject to IMC governance processes.

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

To the extent IMC implements a material change to the calculation of the Benchmark, the Sponsor will issue a press release describing such change and its date of implementation, which press release will be filed with the SEC on Form 8-K.

To the extent the Sponsor determines that in the best interest of the Fund to replace the Benchmark with another benchmark reference price or index, the Sponsor shall issue a press release describing the replacement of the Benchmark and the new benchmark at least 60 days in advance of such replacement and will file such press release under Form 8-K with the SEC.

The Fund’s Investment Strategies

The Fund seeks to achieve its investment objective by primarily investing in bitcoin. The Fund’s assets consist of bitcoin and cash. The Fund may hold cash in connection with cash purchases and redemptions of Shares (see “Creation and Redemption of Shares,” below) and it also will occasionally hold cash for short periods to pay the Sponsor’s Management Fee and any other Fund expenses and liabilities not assumed by the Sponsor. The Fund will not hold any assets other than bitcoin and cash.

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

The Fund’s investment objective is for changes in the Shares’ NAV to reflect the daily changes of the price of the Benchmark, less expenses from the Fund’s operations. In furtherance of the Fund’s policy to maximize its holdings in bitcoin, the Sponsor will use cash received through the creation process to purchase bitcoin. The Sponsor does not have discretion in choosing the Fund’s investments. The Fund’s investment strategy is designed to permit investors generally to purchase and sell the Fund’s Shares for the purpose of investing indirectly in the bitcoin market in a cost-effective manner. The Sponsor expects that the Fund’s average daily tracking error against the Benchmark will be less than 10 percent over any period of 30 trading days. However, the Fund incurs certain expenses in connection with its operations, which cause imperfect correlation between changes in the Fund’s NAV and changes in the Benchmark because the Benchmark does not reflect expenses or income. As a result, investors may incur a partial or complete loss of their investment even when the performance of the Benchmark is positive.

Investors may purchase and sell Shares through their broker-dealers. However, the Fund creates and redeems Shares only in Baskets and only Authorized Purchasers may purchase or redeem Baskets. An Authorized Purchaser is under no obligation to create or redeem Baskets, and an Authorized Purchaser is under no obligation to offer to the public Shares of any Baskets it does create. Baskets are generally created when there is a demand for Shares, including, but not limited to, when the market price per Share is at (or perceived to be at) a premium to the NAV per Share. Similarly, Baskets are generally redeemed when the market price per Share is at (or perceived to be at) a discount to the NAV per Share. Retail investors seeking to purchase or sell Shares on any day are expected to affect such transactions in the secondary market, on NYSE Arca, at the market price per Share, rather than in connection with the creation or redemption of Baskets.

The Sponsor believes that by investing in bitcoin, the Fund’s NAV closely tracks the Benchmark. The Sponsor also believes that because of market arbitrage opportunities, the market price at which investors purchase and sell Shares through their broker-dealer will closely track the Fund’s NAV. The Sponsor believes that the net effect of these relationships is that the Fund’s market price on NYSE Arca at which investors purchase and sell Shares will closely track the bitcoin market, as measured by the Benchmark.

There is a minimum number of Baskets and associated Shares specified for the Fund. If the Fund experiences redemptions that cause the number of Shares outstanding to decrease to the minimum level of Shares required to be outstanding, until the minimum number of Shares is again exceeded through the purchase of a new Basket, there can be no more redemptions by an Authorized Purchaser. In such cases, market makers may be less willing to purchase Shares from investors in the secondary market, which may in turn limit the ability of shareholders of the Fund to sell their Shares in the secondary market. These minimum levels for the Fund are 50,000 Shares, representing five Baskets. The minimum level of Shares specified for the Fund is subject to change.

The Sponsor maintains a public website on behalf of the Fund, https://hashdex-etfs.com/defi, which contains information about the Trust, the Fund, and the Shares.

The Fund’s Investments in Bitcoin

The Fund’s investment strategy includes direct investments in bitcoin, commonly referred to as “spot bitcoin”. When the Fund sells or redeems its Shares, bitcoin will be transferred into or out of the Fund, as applicable, in exchange for Baskets that are based on the quantity of bitcoin attributable to each Share of the Fund (net of accrued but unpaid Management Fees and any accrued but unpaid extraordinary expenses or liabilities).

The Fund will create Shares in cash by receiving bitcoin from a third party that is not the Authorized Purchaser and the Fund is responsible for selecting the third party to deliver the bitcoin. Further, the third party will not be acting as an agent of the Authorized Purchaser with respect to the delivery of the bitcoin to the Fund or acting at the direction of the Authorized Purchaser with respect to the delivery of the bitcoin to the Fund. The Fund will redeem the Shares in cash by delivering bitcoin to a third party that is not the Authorized Purchaser and the Fund is responsible for selecting the third party to receive the bitcoin. Further, the third party will not be acting as an agent of the Authorized Purchaser with respect to the receipt of the bitcoin from the Fund or acting at the direction of the Authorized Purchaser with respect to the receipt of the bitcoin from the Fund. The third party will be unaffiliated with the Fund and the Sponsor.

Authorized Purchasers may also purchase Shares in-kind. To purchase Shares in-kind, an Authorized Purchaser delivers, or arranges for the delivery by the Authorized Purchaser’s designated agent or client, of bitcoin to the Fund’s account with the Bitcoin Custodian in exchange for Shares. Authorized Purchasers may also redeem Shares in-kind. When such an Authorized Purchaser redeems Shares in-kind, the Fund, through the Bitcoin Custodian, will deliver bitcoin to the Authorized Purchaser, or a designated agent or client thereof, in exchange for its Shares.

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

The Sponsor’s Operations

Under the Trust Agreement, the Sponsor is solely responsible for management and conducts or directs the conduct of the business of the Trust, the Fund, and any series of the Trust that may from time to time be established and designated by the Sponsor. The Sponsor is required to oversee the purchase and sale of Shares by Authorized Purchasers and to manage the Fund’s investments. The Sponsor has the power to enter into agreements as may be necessary or appropriate for the offer and sale of the Fund’s Shares and the conduct of the Trust’s activities. Accordingly, the Sponsor is responsible for selecting the Trustee (as defined below), Administrator (as defined below), Marketing Agent (as defined below), the independent registered public accounting firm of the Trust, and any legal counsel employed by the Trust. The Sponsor is also responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and will provide any required certification for such reports. The Sponsor may determine to engage marketing agents who will assist the Sponsor in marketing the Shares. See “Plan of Distribution” below for more information. The Sponsor has discretion to appoint one or more of its affiliates as additional sponsors. No person other than the Sponsor and its principals was involved in the organization of the Trust or the Fund. The Sponsor maintains a public website on behalf of the Fund, https://hashdex-etfs.com/defi, which contains information about the Trust, the Fund, and the Shares, and oversees certain services for the benefit of shareholders. Please note that information contained on or accessible through the Sponsor’s website is not considered part of this Annual Report on Form 10-K (the “Annual Report”).

The Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.25% per annum of the daily NAV of the Fund. The Management Fee is paid in consideration of the Sponsor’s services related to the management of the Fund’s business and affairs.

In addition to the Fund’s Management Fee, the Fund pays all of its respective brokerage commissions, including financing fees, Bitcoin Network fees and similar transaction fees and expenses charged in connection with trading activities. The Fund also pays all fees and commissions related to the sale and purchase of spot bitcoin, including any bitcoin transaction fees for on-chain transfers of bitcoin. Creations with cash may cause the Fund to incur certain costs, including brokerage commissions, and redemptions of Baskets with cash may result in the recognition of gains or losses that the Fund might not have incurred if it had made redemptions in-kind. The Sponsor pays all of the other routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Administrator, Custodians, Marketing Agent, Transfer Agent (as defined below), licensors, accounting and audit fees and expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses. The Fund pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In the event the Trust’s cash balance is insufficient to pay all fees and expenses, including the Management Fee, the Trust may need to sell crypto assets from time to time to pay for its fees and expenses, and up to $250,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $250,000 per annum. The Sponsor may determine in its sole discretion to assume any non-recurring and unusual fees and expenses of the Trust, if applicable. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust.

Shareholders have no right to elect the Sponsor on an annual or any other continuing basis or to remove the Sponsor. If the Sponsor voluntarily withdraws, the holders of a majority of the Trust’s outstanding Shares (excluding, for purposes of such determination, Shares owned by the withdrawing Sponsor and its affiliates) may elect its successor. Prior to withdrawing, the Sponsor must give ninety days’ written notice to the shareholders and the Trustee.

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

The Sponsor acts as the Trust’s sponsor pursuant to the terms of the Trust Agreement. Under the Trust Agreement, the Sponsor acts as an agent of the Trust and is solely responsible for the conduct of the Trust’s business.

The Sponsor serves as the sponsor, investment manager, or investment adviser to investment vehicles other than the Trust. As of December 31, 2025, the Sponsor serves as sponsor, investment manager, or investment adviser to over 9 pooled investment vehicles across multiple jurisdictions, including investment strategies relating to crypto asset markets. As of December 31, 2025, the Sponsor is responsible for approximately $1.2 billion in assets under management. As a result, conflicts of interest may arise between the Sponsor’s responsibilities to the Trust on the one hand and, on the other, the responsibilities the Sponsor owes to those other pooled investment vehicles for which it serves as sponsor, investment manager, or investment adviser. Such conflicts may include, but are not limited to, the allocation of investment opportunities. If the Sponsor acquires knowledge of a potential transaction or arrangement that may be an opportunity for the Trust, it shall have no duty to offer such opportunity to the Trust, and the Sponsor will not be liable to the Trust or the shareholders for breach of any fiduciary or other duty if the Sponsor pursues such opportunity or directs it to another person or does not communicate such opportunity to the Trust and is not required to share income or profits derived from such business ventures with the Trust.

Administrator

The Fund employs U.S. Bancorp Fund Services, LLC (d/b/a U.S. Bank Global Fund Services (“Global Fund Services”)) as the Fund’s administrator (the “Administrator”). The Administrator is located at 615 East Michigan Street, Milwaukee, Wisconsin 53202.

Cash Custodian, Registrar, Transfer Agent

In its capacity as the Cash Custodian, U.S. Bank, N.A. holds the Fund’s cash and/or cash equivalents pursuant to a custodial agreement. Global Fund Services, an entity affiliated with U.S. Bank, N.A., is the registrar and transfer agent for the Fund’s Shares (the “Transfer Agent”).

The Cash Custodian is located at 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank, N.A. is a nationally chartered bank, regulated by the Office of the Comptroller of the Currency, Department of the Treasury, and is subject to regulation by the Board of Governors of the Federal Reserve System. The principal address for the Transfer Agent is 615 East Michigan Street, Milwaukee, WI, 53202.

Bitcoin Custodian

The Fund’s bitcoin investments are held by BitGo Trust Company, Inc., as the Fund’s Bitcoin Custodian, on behalf of the Fund. The Bitcoin Custodian will keep custody of all of the Fund’s bitcoin in a multi-layer, multi-party cold storage or similarly secure technology. The Bitcoin Custodian is responsible for safekeeping passwords, keys or phrases (the “Security Factors”) that allow transfers of digital assets to be safe, secure and confidential. 100% of the private keys will be held in cold storage. The Bitcoin Custodian will establish the Bitcoin Accounts (as defined below) on the Bitcoin Network solely for the Fund. The Bitcoin Custodian will follow valid instructions given by the Sponsor to use the Fund’s Security Factors to effect transfers to and from the Bitcoin Accounts. The Fund’s bitcoin will be held in segregated wallets and will not be commingled with the assets of other customers. The Bitcoin Custodian has insurance policies that cover, at least partially, risks such as the loss of client assets held in cold storage, including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer.

Marketing Agent

The Fund employs Paralel Distributors LLC as the marketing agent for the Fund (the “Marketing Agent”). The Marketing Agent Agreement among the Marketing Agent, the Sponsor, and the Trust calls for the Marketing Agent to work with the Cash Custodian in connection with the receipt and processing of orders for the creation and redemption of Baskets and to review and approve of all Fund sales literature and advertising material. The Marketing Agent’s principal business address is 1700 Broadway, Suite 1850, Denver CO 80290. The Marketing Agent is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority (“FINRA”).

The Trustee

The sole trustee (the “Trustee”) of the Trust is Wilmington Trust, a national banking association. The Trustee’s principal offices are located at 1100 North Market Street, Wilmington, Delaware 19890-0001. The Trustee is unaffiliated with the Sponsor. The Trustee’s duties and liabilities with respect to the offering of Shares and the management of the Trust and the Fund are limited to its express obligations under the Trust Agreement.

The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act (“DSTA”). The Trustee does not owe any other duties to the Trust, the Sponsor or the shareholders. The Trustee is permitted to resign upon at least sixty (60) days’ notice to the Sponsor. If no successor trustee has been appointed by the Sponsor within such sixty-day period, the Trustee may, at the expense of the Trust, petition a court to appoint a successor. The Trust Agreement provides that the Trustee is entitled to reasonable compensation for its services from the Sponsor or an affiliate of the Sponsor (including the Trust), and is indemnified by the Sponsor against any expenses it incurs relating to or arising out of the formation, operation or termination of the Trust, or any action or inaction of the Trustee under the Trust Agreement, except to the extent that such expenses result from the fraud, or the gross negligence or willful misconduct of the Trustee. The Sponsor has the discretion to replace the Trustee.

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

Contractual Fees and Compensation Arrangements with the Sponsor and Third-Party Service Providers

Service Provider	Compensation Paid by the Fund
Hashdex Asset Management Ltd., Sponsor	0.25% of average net assets annually
Wilmington Trust, Trustee	$3,300 annually for the Trust

*The above table does not include compensation arrangements between the Sponsor and third-party service providers including the Administrator, Custodians, Marketing Agent, Transfer Agent, or auditors.

Other Non-Contractual Payments by the Fund

The Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.25% per annum of the daily NAV of the Fund. The Management Fee is paid in consideration of the Sponsor’s services related to the management of the Fund’s business and affairs. In addition to the Management Fee, the Fund pays all of its respective brokerage commissions, including financing fees, Bitcoin Network fees and similar transaction fees and expenses charged in connection with trading activities. The Trust also pays all fees and commissions related to the sale and purchase of spot bitcoin, including any bitcoin transaction fees for on-chain transfers of bitcoin. The Sponsor pays all other routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Administrator, Custodians, Marketing Agent, Transfer Agent, licensors, accounting and audit fees and expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses. The Fund pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In the event the Trust’s cash balance is insufficient to pay all fees and expenses, including the Management Fee, the Trust may need to sell crypto assets from time to time to pay for its fees and expenses, and up to $250,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $250,000 per annum. The Sponsor may determine in its sole discretion to assume any non-recurring and unusual fees and expenses of the Trust, if applicable. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust. Authorized Purchasers pay a $300 fee per order to create and redeem Baskets, which is paid to the Cash Custodian. This $300 fee may not be used by the Fund to cover expenses related to creations and redemptions. Expenses paid by Sponsor are not subject to any caps or limits.

Form of Shares

Registered Form

Shares are issued in registered form in accordance with the Trust Agreement. Global Fund Services has been appointed registrar and Transfer Agent for the purpose of transferring Shares in certificated form. Global Fund Services keeps a record of all shareholders and holders of the Shares in certificated form in the registry (the “Register”). The Sponsor recognizes transfers of Shares in certificated form only if done in accordance with the Trust Agreement. The beneficial interests in such Shares are held in book-entry form through purchasers and/or accountholders in the Depository Trust Company (“DTC”).

Book Entry

Individual certificates are not issued for the Shares. Instead, Shares are represented by one or more global certificates, which are deposited by the Administrator with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the Shares outstanding at any time. Shareholders are limited to (1) purchasers in DTC such as banks, brokers, dealers and trust companies, (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC purchaser (“Indirect Purchasers”), and (3) those who hold interests in the Shares through DTC purchasers or Indirect Purchasers, in each case who satisfy the requirements for transfers of Shares. DTC purchasers acting on behalf of investors holding Shares through such purchasers’ accounts in DTC will follow the delivery practice applicable to securities eligible for DTC’s Same Day Funds Settlement System. Shares are credited to DTC purchasers’ securities accounts following confirmation of receipt of payment.

DTC

DTC is a limited purpose trust company organized under the laws of the State of New York and is a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934 (the “Exchange Act”). DTC holds securities for DTC purchasers and facilitates the clearance and settlement of transactions between DTC purchasers through electronic book-entry changes in accounts of DTC purchasers.

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

Inter-Series Limitation on Liability

Because the Trust was established as a Delaware statutory trust, the Fund and each other series that may be established under the Trust in the future will be operated so that it will be liable only for obligations attributable to such series and will not be liable for obligations of any other series or affected by losses of any other series. If any creditor or shareholder of any particular series (such as the Fund) asserts against the series a valid claim with respect to its indebtedness or shares, the creditor or shareholder will only be able to obtain recovery from the assets of that series and not from the assets of any other series or the Trust generally. The assets of the Fund and any other series will include only those funds and other assets that are paid to, held by or distributed to the series on account of and for the benefit of that series, including, without limitation, amounts delivered to the Trust for the purchase of shares in a series. This limitation on liability is referred to as the “Inter-Series Limitation on Liability”. The Inter-Series Limitation on Liability is expressly provided for under the DSTA, which provides that if certain conditions (as set forth in Section 3804(a) of the DSTA) are met, then the debts of any particular series will be enforceable only against the assets of such series and not against the assets of any other series or the Trust generally. In furtherance of the Inter-Series Limitation on Liability, every party providing services to the Trust, the Fund or the Sponsor on behalf of the Trust or the Fund, will acknowledge and consent in writing to the Inter-Series Limitation on Liability with respect to such party’s claims.

The existence of a Trustee should not be taken as an indication of any additional level of management or supervision over the Fund. Consistent with Delaware law, the Trustee acts in an entirely passive role, delegating all authority for the management and operation of the Fund and the Trust to the Sponsor. The Trustee does not provide custodial services with respect to the assets of the Fund.

Plan of Distribution

Buying and Selling Shares

Most investors buy and sell Shares of the Fund in secondary market transactions through brokers. Shares trade on NYSE Arca under the ticker symbol “DEFI.” Shares are bought and sold throughout the trading day like other publicly traded securities. When buying or selling Shares through a broker, most investors incur customary brokerage commissions and charges. Investors are encouraged to review the terms of their brokerage account for details on applicable charges and any provisions authorizing the broker to borrow Shares held on your behalf.

Marketing Agent and Authorized Purchasers

The offering of the Fund’s Shares is a best efforts offering. The Fund continuously offers Baskets consisting of 10,000 Shares at their NAV through the Marketing Agent to Authorized Purchasers. Shares will be sold at the next determined NAV per Share. All Authorized Purchasers pay a $300 fee for each Basket order.

The following entities have entered into Authorized Purchaser Agreements with respect to the Fund: Jane Street Capital, LLC, Mirae Asset Securities (USA) Inc., Virtu Americas LLC, Macquarie Capital (USA) Inc, Goldman Sachs & Co. LLC and Citadel Securities LLC.

Because new Shares can be created and issued on an ongoing basis, at any point during the life of the Fund, a “distribution,” as such term is used in the Securities Act of 1933 (the “1933 Act”), will be occurring. Authorized Purchasers, other broker-dealers and other persons are cautioned that some of their activities may result in their being deemed purchasers in a distribution in a manner that would render them statutory underwriters and subject them to the prospectus delivery and liability provisions of the 1933 Act. For example, an Authorized Purchaser, other broker-dealer firm or its client will be deemed a statutory underwriter if it purchases a Basket from the Fund, breaks the Basket down into the constituent Shares and sells the Shares to its customers; or if it chooses to couple the creation of a supply of new Shares with an active selling effort involving solicitation of secondary market demand for the Shares. In contrast, Authorized Purchasers may engage in secondary market or other transactions in Shares that would not be deemed “underwriting.” For example, an Authorized Purchaser may act in the capacity of a broker or dealer with respect to Shares that were previously distributed by other Authorized Purchasers. A determination of whether a particular market purchaser is an underwriter must take into account all the facts and circumstances pertaining to the activities of the broker-dealer or its client in the particular case, and the examples mentioned above should not be considered a complete description of all the activities that would lead to designation as an underwriter and subject them to the prospectus delivery and liability provisions of the 1933 Act.

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

While the Authorized Purchasers may be indemnified by the Sponsor, they will not be entitled to receive a discount or commission from the Trust or the Sponsor for their purchases of Baskets.

Calculating NAV

The Fund’s NAV per Share is calculated by:

●	taking the current market value of its total assets, including spot bitcoin and cash, pursuant to policies established from time to time by the Sponsor or otherwise described herein,

●	subtracting any liabilities, and.

●	dividing the above total by the number of Shares outstanding.

Global Fund Services, in its capacity as the Administrator, calculates the NAV of the Fund once each trading day. It calculates the NAV as of the earlier of the close of regular trading on NYSE Arca or 4:00 p.m. E.T. The NAV for a particular trading day is released after 4:15 p.m. E.T.

Valuation of Bitcoin

In determining the value of Fund’s holdings, the Administrator will value the bitcoin held by the Fund based on the closing level of the Benchmark, the NQBTCS, unless the prices are not available or the Administrator, in its sole discretion, determines that the NQBTCS is unreliable (the “Fair Value Event”).

In the instance of a Fair Value Event, the Fund’s holdings may be fair valued on a temporary basis in accordance with the fair value policies approved by the Administrator. In the instance of a Fair Value Event and pursuant to the Administrator’s fair valuation policies and procedures, volume-weighted average prices or volume weighted median prices from another index administrator (the “Secondary Index”) will be utilized.

If a Secondary Index is also not available or the Administrator in its sole discretion determines the Secondary Index is unreliable, the price set by the Fund’s principal market as of 4:00 p.m. E.T., on the valuation date will be utilized. In the event the principal market price is not available or the Administrator in its sole discretion determines the principal market valuation is unreliable, the Administrator will use its best judgment to determine a good faith estimate of fair value. The Administrator identifies and determines the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for crypto assets consistent with the application of fair value measurement framework in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820-10. The principal market is the market where the reporting entity would normally enter into a transaction to sell the asset or transfer the liability. The principal market must be available to and be accessible by the reporting entity. The reporting entity is the Trust. If NQBTCS is not used to determine the Fund’s bitcoin holdings, shareholders will be notified through a prospectus supplement, a current report on Form 8-K, the Fund’s periodic Exchange Act reports and/or on the Fund’s website.

A Fair Value Event value determination will be based upon all available factors that the Sponsor or the Administrator deems relevant at the time of the determination and may be based on analytical values determined by the Sponsor or Administrator using third party valuation models. Fair value policies approved by the Administrator will seek to determine the fair value price that the Fund might reasonably expect to receive from the current sale of that asset or liability in an arm’s-length transaction on the date on which the asset or liability is being valued consistent with “Relevant Transactions”. A “Relevant Transaction” is any crypto asset versus USD spot trade that occurs during the observation window between 3:00 p.m. and 4:00 p.m. E.T. on a Core Exchange in the BTC/USD pair that is reported and disseminated by a Core Exchange through its publicly available application programming interface and observed by the IMC.

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

The indicative fund value is disseminated on a per Share basis every 15 seconds during regular NYSE Arca trading hours of 9:30 a.m. E.T. to 4:00 p.m. E.T.

ICE Data Indices, LLC disseminates the indicative fund value through the facilities of CTA/CQ High Speed Lines. In addition, the indicative fund value is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the indicative fund value provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of Fund Shares on NYSE Arca. Investors and market professionals are able throughout the trading day to compare the market price of the Fund and the indicative fund value. If the market price of Fund Shares diverges significantly from the indicative fund value, market professionals may have an incentive to execute arbitrage trades. For example, if the Fund appears to be trading at a discount compared to the indicative fund value, a market professional could buy Fund Shares on NYSE Arca, aggregate them into Baskets, and receive the NAV of such Shares by redeeming them to the Trust provided that there is not a minimum number of Shares outstanding for the Fund. Such arbitrage trades can tighten the tracking between the market price of the Fund and the indicative fund value.

Creation and Redemption of Shares

The Fund creates and redeems Shares from time to time, but only in one or more Baskets. Baskets are only created in exchange for delivery to the Fund of the amount of bitcoin represented by the Baskets being created or an amount of cash sufficient purchase such amount of bitcoin, the amount of which is equal to the combined NAV of the number of Shares included in the Baskets being created determined as of 4:00 p.m. E.T. on the day the order to create the Baskets is properly received. Baskets are only redeemed in exchange for delivery to the Fund of the amount of Shares represented by the Basket.

Authorized Purchasers are the only persons that may place orders to create and redeem Baskets. Authorized Purchasers must be (1) either registered broker-dealers or other securities market purchasers, such as banks and other financial institutions, which are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC purchasers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the SEC’s Division of Trading and Markets and FINRA’s Office of General Counsel withdrew their 2019 joint statement regarding broker-dealer custody of crypto asset securities, which was widely perceived as prohibiting broker-dealers from offering custodial services for crypto assets that are not securities. Additionally, on the same day, the SEC released a set of Frequently Asked Questions (“FAQs”) clarifying its views on broker-dealers' crypto asset activities. The FAQs stated that (i) SEC Rule 15c3-3 applies only to crypto asset securities, and (ii) broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot crypto exchange-traded products.

To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with the Sponsor. The Authorized Purchaser Agreement provides the procedures for the creation and redemption of Baskets and for the delivery, or the facilitation of the delivery, of the bitcoin or cash required for such creations and redemptions. The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by the Sponsor, without the consent of any Shareholder, and the related procedures may generally be amended by the Sponsor without the consent of the Authorized Purchaser. Authorized Purchasers pay a transaction fee of $300 to the Bitcoin Custodian for each creation order they place and a fee of $300 per order for redemptions, which is a nominal fee. Authorized Purchasers who make deposits with the Fund in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person will have any obligation or responsibility to the Trust or the Sponsor to effect any sale or resale of Shares.

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

The Authorized Purchasers will deliver cash or bitcoin to create Shares and will receive cash or bitcoin when redeeming Shares. For an “in kind” creation transaction, Authorized Purchasers will deliver, or arrange for the delivery by the Authorized Purchaser’s designee of, bitcoin to the Fund’s account with a Bitcoin Custodian in exchange for Shares when they purchase Shares. For an “in kind” redemption transaction, when Authorized Purchasers redeem Shares with the Fund, the Fund, through a Bitcoin Custodian, will deliver bitcoin to such Authorized Purchasers, or a designee thereof, in exchange for their Shares.

For cash creation and redemption transactions, the Fund will engage in bitcoin transactions for converting cash into bitcoin (in association with purchase orders) and bitcoin into cash (in association with redemption orders). The Fund will conduct its transactions by trading directly with third parties, who are not registered broker-dealers, pursuant to written agreements between such “Bitcoin Trading Counterparties” and the Trust. The Sponsor and the Trust expect to conduct these transactions by trading directly with Bitcoin Trading Counterparties. As of the date of this Form 10-K, Nonco LLC has been approved as a Bitcoin Trading Counterparty. Bitcoin Trading Counterparties may be added at any time, subject to the discretion of the Sponsor. In the event the Sponsor engages any additional Bitcoin Trading Counterparties, shareholders will be notified of the addition of such Bitcoin Trading Counterparty through a prospectus supplement and/or a current report on Form 8-K or through the Trust’s annual or quarterly reports, or through the Trust’s website.

The Trust will create Shares by receiving crypto assets from the Authorized Participant. The Trust will redeem Shares by delivering crypto assets to the Authorized Participant.

Under the Authorized Purchaser Agreement, the Sponsor has agreed to indemnify the Authorized Purchasers against certain liabilities, including liabilities under the 1933 Act, and to contribute to the payments the Authorized Purchasers may be required to make in respect of those liabilities.

The following description of the procedures for the creation and redemption of Baskets is only a summary and an investor should refer to the relevant provisions of the Trust Agreement and the form of Authorized Purchaser Agreement.

Creation Procedures

On any business day, an Authorized Purchaser may place an order with Global Fund Services in its capacity as the Transfer Agent to create one or more Baskets. Currently, creation orders are accepted in cash or in-kind. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when NYSE Arca is closed for regular trading. Purchase orders must be placed by 3:00 p.m. E.T., or the close of regular trading on NYSE Arca, whichever is earlier (the “Order Cutoff Time”). The Order Cutoff Time may be modified by the Sponsor in its sole discretion. The day on which the Global Fund Services receives a valid purchase order is referred to as the purchase order date. The Fund may require any Baskets being created that are greater than 5% of the Fund’s NAV to be pre-funded with cash or other acceptable consideration.

The manner by which creations are made is dictated by the terms of the Authorized Purchaser Agreement. By placing a creation order, an Authorized Purchaser agrees to facilitate the deposit of cash with the Cash Custodian, or bitcoin with the Bitcoin Custodian. If an Authorized Purchaser fails to consummate the foregoing, the order will be cancelled. Prior to the delivery of Baskets for a purchase order, the Authorized Purchaser must also have wired to the Cash Custodian the non-refundable transaction fee due for the purchase order. Authorized Purchasers may not withdraw a purchase order without the prior consent of the Sponsor in its discretion.

For a cash creation, the total deposit of cash required to create each Basket is an amount of cash that is in the same proportion to the total assets of the Fund, net of accrued expenses and other liabilities, on the date the order to purchase is properly received, as the number of Shares to be created under the purchase order is in proportion to the total number of Shares outstanding on the date the order is received. On the trade date for a purchase order (the “Creation Trade Date”), following receipt of the purchase order from the Authorized Purchaser, the Sponsor will choose, in its sole discretion, which Bitcoin Trading Counterparty to buy the bitcoin in exchange for the cash proceeds from such purchase order. For settlement of a creation, the Fund delivers Shares to the Authorized Purchaser in exchange for cash received from the Authorized Purchaser. Meanwhile, the Bitcoin Trading Counterparty delivers the required bitcoin in exchange for cash. In the event the Fund has not been able to successfully execute and complete settlement of a bitcoin transaction by the settlement date of the purchase order, the Authorized Purchaser will be given the option to (1) cancel the purchase order, or (2) accept that the Fund will continue to attempt to complete the execution, which will delay the settlement date of the purchase order. With respect to a purchase order, as between the Fund and the Authorized Purchaser, the Authorized Purchaser is responsible for the dollar cost of the difference between the bitcoin price utilized in calculating NAV on trade date and the price at which the Fund acquires the bitcoin to the extent the price realized in buying the bitcoin is higher than the price utilized in the NAV. To the extent the price realized in buying crypto assets is lower than the price utilized in the NAV, the Authorized Purchaser shall keep the dollar impact of any such difference.

For an in-kind creation, following an Authorized Purchaser’s purchase order, the Fund’s Bitcoin Custodian account must be credited with the required bitcoin by the end of the business day following the purchase order date, or in the case of cash deposits, the Fund’s Cash Custodian account must be credited with the required cash by the end of the business day following the purchase order date, as applicable. If the Authorized Purchaser or its designee fails to consummate the foregoing, the order shall be cancelled. Upon receipt of the bitcoin deposit amount in the Fund’s Bitcoin Custodian account, or the cash deposit amount in the Fund’s Cash Custodian account, the Bitcoin Custodian or Cash Custodian, respectively, will notify the Transfer Agent, the Authorized Purchaser, and the Sponsor that the bitcoin or cash has been deposited. The Transfer Agent will then direct DTC to credit the number of Shares created to the applicable DTC account.

No Shares will be issued unless and until the applicable Bitcoin Custodian (in the case of in-kind deposits) or Cash Custodian (in the case of cash deposits) has informed the Transfer Agent that the bitcoin or cash (as applicable) has been received. Disruption of services at the Bitcoin Custodian would have the potential to delay settlement of the Bitcoin related to Share creations. To the extent a Bitcoin Trading Counterparty, is not able to deliver bitcoin associated with a cash purchase order as of a specified time on the settlement date, the Authorized Purchasers have the option to cancel the order, or the Sponsor may select an alternative execution method for the bitcoin purchase. To the extent that bitcoin transfers in connection with a creation order are delayed due to congestion or other issues with the Bitcoin Network, such bitcoin will not be held in cold storage until such transfers occur.

Bitcoin held in the Fund’s Bitcoin Custodian accounts is the property of the Fund and is not leased, or loaned under any circumstances.

Determination of Required Deposits

For a creation, the total amount of bitcoin (for in-kind creations), or cash (for cash creations), required to create each Basket (the “Basket Deposit”) is the amount of bitcoin or its cash equivalent that is in the same proportion to the total assets of the Trust, net of accrued expenses and other liabilities, as the number of Shares being created bears to the total number of Shares outstanding on the date the order is properly received.

The Basket Deposit changes from day to day. On each day that the Exchange is open for regular trading, the Administrator adjusts the quantity of bitcoin represented by the Basket Deposit as appropriate to reflect accrued expenses and any loss of bitcoin that may occur. The computation is made by the Administrator as promptly as practicable after 4:00 p.m. E.T. Each night, the Sponsor will publish the amount of bitcoin that is represented by each Basket Deposit.

When a creation occurs, after the Bitcoin Custodian receives the required bitcoin (for in-kind creations) or a Cash Custodian receives the required cash (for cash creations), the Sponsor will notify the Transfer Agent that the bitcoin or cash, as applicable, has been received and the Sponsor and Transfer Agent will then determine whether any outstanding cash or bitcoin due from the Authorized Participant has been settled with the Trust, and the Transfer Agent will direct DTC to credit the number of Shares ordered to the Authorized Participant’s DTC account on the business day following the purchase order date.

Delivery of Required Deposits

For an in-kind creation, following an Authorized Purchaser’s purchase order, the Fund’s Bitcoin Custodian accounts must be credited with the required bitcoin by the end of the business day following the purchase order date, or in the case of cash deposits, the Trust’s Cash Custodian account must be credited with the required cash by the end of the business day following the purchase order date, as applicable. Under most circumstances, the bitcoin associated with a Basket Deposit will be deposited with the Bitcoin Custodian. Upon receipt of the bitcoin deposit amount in the Fund’s Bitcoin Custodian accounts, or the cash deposit amount in the Fund’s Cash Custodian account, the Bitcoin Custodian or the Cash Custodian, as applicable, will notify the Transfer Agent, the Authorized Purchaser and the Sponsor that the bitcoin or cash has been deposited. Upon confirmation by the Sponsor and Transfer Agent that any outstanding bitcoin or cash due from the Authorized Purchaser has been settled with the Trust, the Transfer Agent will then direct DTC to credit the number of Shares created to the applicable DTC account of the Authorized Participant.

The Authorized Purchaser understands and agrees that in the event the Basket Deposit is not deposited to the Trust by the time specified above and in compliance with the applicable procedures, and any outstanding cash or bitcoin due from the Authorized Purchaser has not been settled with the Fund, the applicable purchase order will be canceled by the Sponsor. In the event the Authorized Purchaser, or its designated agent or client, has not deposited the bitcoin to the Fund by the applicable time on the settlement date of the in-kind creation order, the Authorized Purchaser will be given the option to (1) cancel the in-kind creation order, (2) delay settlement of the order to enable delivery of bitcoin at a later date, or (3) accept that the Fund will execute a bitcoin transaction required for the creation and the Authorized Purchaser will deliver the U.S. dollars required for this purchase. The Authorized Purchaser is responsible for the dollar cost of the difference between the bitcoin price utilized in calculating NAV per Share on trade date and the price at which the Fund acquires the bitcoin to the extent the price realized in buying the bitcoin is higher than the bitcoin price utilized in the NAV. To the extent the price realized in buying the bitcoin is lower than the price utilized in the NAV, the Authorized Purchaser shall get to keep the dollar impact of any such difference.

None of the Sponsor, the Trust, the Marketing Agent, or Global Fund Services shall be liable to the Authorized Purchaser if a Bitcoin Trading Counterparty fails to deliver bitcoin or cash, respectively, representing the Basket Deposit for such Authorized Purchaser’s purchase order to the Fund’s account with the Bitcoin Custodian or Cash Custodian, as applicable, unless such failure is due to an act or omission of the Sponsor or Trust.

Suspension and Rejection of Purchase Orders

The Sponsor holds the discretion to suspend purchase orders or delay their settlement in specific situations. These may include (1) exchange closures or trading restrictions, (2) emergencies (including but not limited to: an interruption in services or availability of the Bitcoin Custodian, Cash Custodian, Administrator, or other service providers to the Trust, acts of God, catastrophe, civil disturbance, government prohibition, war, terrorism, strike or other labor dispute, fire, force majeure, interruption in telecommunications, Internet services, or network provider services, unavailability of Fedwire, SWIFT or banks’ payment processes, significant technical failure, bug, error, disruption or fork of the bitcoin network, hacking, cybersecurity breach, or power, Internet, or Bitcoin Network outage, or similar event), (3) shareholder protection needs, or (4) when it’s not in the best interest of the Fund or its investors. Purchase orders must conform to the criteria outlined in the Authorized Purchaser Agreement and be for whole Baskets. The Sponsor may suspend orders that don’t meet these criteria. The Sponsor will provide notice to the Fund’s shareholders by posting a notification to the Fund’s website. In addition, the Sponsor intends to file a current report on Form 8-K in order to inform shareholders of the suspension of creations.

The Sponsor acting by itself or through the Marketing Agent or Transfer Agent may reject a purchase order or a Basket Deposit if:

●	it determines that the purchase order or the Basket Deposit is not in proper form;

●	it believes that acceptance of the purchase order or the Basket Deposit would have adverse tax consequences to the Fund or its shareholders;

●	the acceptance or receipt of the Basket Deposit would, in the opinion of counsel to the Sponsor, be unlawful;

●	circumstances outside the control of the Sponsor, Marketing Agent or Transfer Agent make it, for all practical purposes, not feasible to process creations of Baskets; or

●	if, in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of the Fund or its shareholders.

None of the Sponsor, Marketing Agent or Transfer Agent will be liable for the rejection of any purchase order or Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Purchaser can redeem one or more Baskets mirror the procedures for the creation of Baskets. On any business day, an Authorized Purchaser may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by 3:00 p.m. E.T. or the close of regular trading on NYSE Arca, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form by the Marketing Agent. The redemption procedures allow Authorized Purchasers to redeem Baskets and do not entitle an individual shareholder to redeem any Shares in an amount less than a Basket, or to redeem Baskets other than through an Authorized Purchaser. By placing a redemption order, an Authorized Purchaser agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund by the end of the next business day following the effective date of the redemption order or by the end of such later business day (the “Redemption Settlement Date”). Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to the Sponsor’s account at the Cash Custodian the non-refundable transaction fee due for the redemption order. An Authorized Purchaser may not withdraw a redemption order without the prior consent of the Sponsor in its discretion.

Determination of Redemption Distribution

The redemption distribution for cash redemptions from the Fund consists of a transfer to the redeeming Authorized Purchaser of an amount of cash that is in the same proportion to the total assets of the Fund (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of Shares to be redeemed under the redemption order is in proportion to the total number of Shares outstanding on the date the order is received. The redemption distribution for in-kind redemptions from the Fund consists of a transfer to the Authorized Purchaser or its designated agent or client of an amount of bitcoin equal to the NAV of the Fund multiplied by the number of Shares to be redeemed under the redemption order.

Delivery of Redemption Distribution

In the case of a cash redemption, the Fund, through the Cash Custodian, will deliver cash to the Authorized Purchasers when they redeem Shares with the Fund. This distribution of cash will be delivered to the Authorized Purchaser on the business day following the Redemption Order Date if, by 3:00 p.m. E.T. on such business day (or another time as determined by Sponsor), the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution will also be delayed. In the case of an in-kind redemption, the Fund will deliver bitcoin to the Authorized Purchasers (or their designated agents or clients) when they redeem Shares with the Fund. This distribution of bitcoin will be delivered to the Authorized Purchaser (or its designated agent or client) on the business day following the Redemption Order Date if, by 3:00 p.m. E.T. on such business day (or another time as determined by Sponsor), the Fund’s DTC account has been credited with the Baskets to be redeemed by such time. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution will also be delayed.

Suspension or Rejection of Redemption Orders

The Sponsor may, in its discretion, suspend the right of redemption, or postpone the Redemption Settlement Date, (1) for any period during which NYSE Arca is closed other than customary weekend or holiday closings, or trading on NYSE Arca is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of cash equivalents is not reasonably practicable, (3) for such other period as the Sponsor determines to be necessary for the protection of the shareholders, or (4) if, in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of the Fund or its shareholders. For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of the Fund’s assets at an appropriate value to fund a redemption. If the Sponsor has difficulty liquidating the Fund’s positions, e.g., because of a market disruption event in the bitcoin markets, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of the Sponsor, the Marketing Agent, or the Transfer Agent will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement. The Sponsor intends to file a current report on Form 8-K in order to inform investors of the suspension of redemptions.

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

Creation and Redemption Transaction Fees

To compensate for expenses in connection with the creation and redemption of Baskets, an Authorized Purchaser is required to pay a transaction fee of $300 per order to the Cash Custodian. The transaction fees may be reduced, increased or otherwise changed by the Sponsor. This $300 fee may not be used by the Fund to cover expenses related to creations and redemptions.

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

Secondary Market Transactions

As noted, the Fund will create and redeem Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets are only made in exchange for delivery to the Fund or the distribution by the Fund of the amount of cash and cash equivalents, or bitcoin, equal to the total NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

As discussed above, Authorized Purchasers are the only persons that may place orders to create and redeem Baskets. Authorized Purchasers must be registered broker-dealers or other securities market purchasers, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Purchaser is under no obligation to create or redeem Baskets, and an Authorized Purchaser is under no obligation to offer to the public Shares of any Baskets it does create. Authorized Purchasers that do offer to the public Shares from the Baskets they create will do so at per Share offering prices that are expected to reflect, among other factors, the trading price of the Shares on NYSE Arca, the NAV of the Shares at the time the Authorized Purchaser purchased the Baskets, the NAV of the Shares at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the bitcoin interest markets. The prices of Shares offered by Authorized Purchasers are expected to fall between the Fund’s NAV and the trading price of the Shares on NYSE Arca at the time of sale. Shares initially comprising the same Basket but offered by Authorized Purchasers to the public at different times may have different offering prices. An order for one or more Baskets may be placed by an Authorized Purchaser on behalf of multiple clients. Shares are expected to trade in the secondary market on NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by various factors, including the number of investors who seek to purchase or sell Shares in the secondary market and the liquidity of the bitcoin interest markets. While the Shares trade on NYSE Arca until 4:00 p.m. E.T., liquidity in the markets for bitcoin interests may be reduced after the close of the CME. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

Use of Proceeds

The Sponsor applies substantially all of the Fund’s assets toward investing in bitcoin. The Fund conducts creation and redemptions in cash or in-kind with Authorized Purchasers. Proceeds received by the Fund from the issuance of Baskets consist of bitcoin or cash. Deposits of bitcoin are held by the Bitcoin Custodian on behalf of the Fund. Deposits of cash are held by the Cash Custodian. The Sponsor expects that all entities that will hold or trade the Fund’s assets will be based in the United States and will be subject to United States regulations.

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

The Sponsor’s Obligations

In addition to the duties imposed by the DSTA, under the Trust Agreement the Sponsor has obligations as a Sponsor of the Trust, which include, among others, responsibility for certain organizational and operational requirements of the Trust, as well as fiduciary responsibility for the safekeeping and use of the Trust’s assets, whether or not in the Sponsor’s immediate possession or control.

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

Liability and Indemnification

Under the Trust Agreement, the Sponsor, the Trustee and their respective affiliates (collectively, the “Covered Persons”) shall have no liability to the Trust, the Fund, or to any shareholder for any loss suffered by the Trust or the Fund which arises out of any action or inaction of such Covered Person if such Covered Person, in good faith, determined that such course of conduct was in the best interest of the Trust or the Fund and such course of conduct did not constitute gross negligence or willful misconduct of such Covered Person. Subject to the foregoing, neither the Sponsor nor any other Covered Person shall be personally liable for the return or repayment of all or any portion of the capital or profits of any shareholder or assignee thereof, it being expressly agreed that any such return of capital or profits made pursuant to the Trust Agreement shall be made solely from the assets of the Fund without any rights of contribution from the Sponsor or any other Covered Person. A Covered Person shall not be liable for the conduct or willful misconduct of any administrator or other delegate selected by the Sponsor with reasonable care, provided, however, that the Trustee and its affiliates shall not, under any circumstances be liable for the conduct or willful misconduct of any administrator or other delegate or any other person selected by the Sponsor to provide services to the Trust.

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

Withdrawal of the Sponsor

The Sponsor may withdraw voluntarily as the sponsor of the Trust only upon thirty (30) days’ prior written notice to the holders of the Trust’s outstanding Shares and the Trustee. The Sponsor may appoint a successor sponsor to carry on the business of the Trust. In addition, if the withdrawing Sponsor is the last remaining sponsor, shareholders holding a majority (over 50%) of the outstanding Shares of the Fund, voting together as a single class (not including Shares acquired by the Sponsor through its initial capital contribution) may vote to elect a successor sponsor. The successor sponsor will continue the business of the Trust. Shareholders have no right to remove the Sponsor.

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

Voting Rights

Shareholders have no voting rights with respect to the Trust or the Fund except as expressly provided in the Trust Agreement. The Trust Agreement provides that shareholders representing at least a majority (over 50%) of the outstanding Shares of the Fund together as a single class (excluding Shares acquired by the Sponsor in connection with its initial capital contribution to any Trust series) may vote to (i) continue the Trust by electing a successor Sponsor as described above, and (ii) approve amendments to the Trust Agreement that impair the right to surrender Baskets for redemption. (Trustee consent to any amendment to the Trust Agreement is required if the Trustee reasonably believes that such amendment adversely affects any of its rights, duties or liabilities.) In addition, shareholders holding Shares representing seventy-five percent (75%) of the outstanding Shares of the Fund, voting together as a single class (excluding Shares acquired by the Sponsor in connection with its initial capital contribution to any Trust series) may vote to dissolve the Trust upon not less than ninety (90) days’ notice to the Sponsor.

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

The Sponsor Has Conflicts of Interest

There are present and potential future conflicts of interest in the Trust’s structure and operation you should consider before you purchase Shares. Prospective investors should be aware that the Sponsor and the Trustee intend to assert that shareholders have, by purchasing Shares, consented to the following conflicts of interest in the event of any proceeding alleging that such conflicts violated any duty owed by the Sponsor to the shareholders. The Sponsor may use this notice of conflicts as a defense against any claim or other proceeding made.

The Sponsor’s principals, managers, officers and employees, do not devote their time exclusively to the Fund. Notwithstanding obligations and expectations related to the management of the Sponsor, the Sponsor’s principals, officers and employees may be directors, officers or employees of other entities, and may manage assets of other entities, including the other funds of the Trust, through the Sponsor or otherwise. As a result, the principals could have a conflict between responsibilities to the Fund on the one hand and to those other entities on the other.

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

The Sponsor serves as the Sponsor to the Fund and serves as the sponsor, investment manager or investment adviser to investment vehicles other than the Fund. The Sponsor may have a conflict to the extent that its trading decisions for the Fund may be influenced by the effect they would have on the other investment companies or pools it manages. In addition, the Sponsor may be required to indemnify the officers and directors of the other investment vehicles, if the need for indemnification arises. This potential indemnification will cause the Sponsor’s assets to decrease. If the Sponsor’s other sources of income are not sufficient to compensate for the indemnification, it could cease operations, which could in turn result in Fund losses and/or termination of the Fund.

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

The Sponsor and its employees and affiliates may participate in transactions related to bitcoin, either for their own account (subject to certain internal employee trading operating practices) or for the account of others, such as clients, and such transactions may occur prior to, during, or after the commencement of this offering. Such transactions may not serve to benefit the shareholders of the Fund and may have a positive or negative effect on the value of the bitcoin held by the Fund and, consequently, on the market value of bitcoin. Because these parties may trade bitcoin for their own accounts at the same time as the Fund, prospective shareholders should be aware that such persons may take positions in bitcoin which are opposite, or ahead of, the positions taken for the Fund. There can be no assurance that any of the foregoing will not have an adverse effect on the performance of the Trust.

The Sponsor has adopted and implemented policies and procedures that are reasonably designed to ensure compliance with applicable law, including a Code of Ethics providing guidance on conflicts of interest (collectively, the “Policies”). As of December 31, 2025, the Sponsor’s Policies are in place and require that the Sponsor eliminate, mitigate, or otherwise disclose conflicts of interest. Additionally, the Sponsor has adopted policies and procedures requiring that certain applicable personnel pre-clear personal trading activity in which bitcoin is the referenced asset. The Sponsor has also implemented an Information Barrier Policy restricting certain applicable personnel from obtaining sensitive information. The Sponsor believes that these structured controls are reasonably designed to mitigate the risk of conflicts of interest and other impermissible activity.

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

Available Information

Books and Records

The Trust keeps its books of record and account at the office of the Sponsor or at the offices of the Administrator, or such office, including of an administrative agent, as it may subsequently designate upon notice. The books and records are open to inspection by any person who establishes to the Trust’s satisfaction that such person is a shareholder upon reasonable advance notice at all reasonable times during usual business hours of the Trust. The Trust keeps a copy of the Trust Agreement on file in the Sponsor’s office which will be available for inspection by any shareholder at all times during its usual business hours upon reasonable advance notice.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

There are no unresolved staff comments.

Item 1C.	Cybersecurity

Risk Management and Strategy

The Trust does not have any employees or a dedicated information technology infrastructure. The Trust's cybersecurity risk management relies on the programs and practices maintained by the Sponsor and the Trust's key third-party service providers.

The Sponsor is part of the Hashdex group of companies, which includes Hashdex Gestora de Recursos Ltda. ("Hashdex Gestora"), a Brazilian-regulated asset management firm that has adopted a formal Information Security and Cybersecurity Policy. While this policy is formally adopted at the Hashdex Gestora level, the Sponsor applies cybersecurity procedures and controls consistent with the principles and standards set forth in that policy across its operations, including those relating to the Trust.

The Sponsor's cybersecurity risk management processes are integrated into its overall risk management framework. At least annually, the Sponsor conducts a cybersecurity risk assessment to identify internal and external threats and evaluate the adequacy of existing controls, considering potential financial, operational, and reputational impacts. The Sponsor may engage specialized third-party firms to assist with these assessments when deemed necessary.

The Sponsor has implemented preventive and detective controls, including monitoring of workstations and network components, periodic vulnerability and penetration testing, multi-factor authentication requirements, encryption protocols, employee cybersecurity training conducted at least annually, and an incident response framework aligned with its Business Continuity Plan.

The Sponsor also maintains processes to oversee and identify material cybersecurity risks associated with the Trust's use of third-party service providers. Prior to engaging third parties that will have access to confidential information or systems, the Sponsor conducts a cybersecurity due diligence evaluation assessing, among other things, whether the third party maintains formal information security policies, an incident response plan, adequate data protection mechanisms, and all necessary certifications. These evaluations are periodically reassessed and the Sponsor includes information security requirements in its service agreements.

As of December 31, 2025, no cybersecurity threats or incidents, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Trust, including its business strategy, results of operations, or financial condition.

Governance

The Trust is organized as a Delaware statutory trust and does not have a board of directors. The Sponsor is solely responsible for the management and control of the Trust's business and affairs, including oversight of cybersecurity risks.

The Sponsor has established a risk and compliance committee (the "Risk & Compliance Committee"), composed of the head of the risk and compliance function and the risk and compliance team. The Risk & Compliance Committee meets at least quarterly and is responsible for the supervision and monitoring of cybersecurity practices applicable to the Sponsor's activities, including those relating to the Trust.

Item 2.	Properties

None.

Item 3.	Legal Proceedings

Neither the Trust, the Fund or the Sponsor are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust, the Fund or the Sponsor.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

The principal trading market for the Trust’s Shares is the NYSE Arca. The Shares trade under the symbol “DEFI.”

As of December 31, 2025, there were 120,000 Shares outstanding held by 3,203 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Issuer Purchases of Equity Securities

The Sponsor, the Trust and the Fund do not purchase Shares directly from shareholders. In connection with the redemption of Baskets, the Trust redeemed 40,000 Shares (four (4) Baskets) during the year ended December 31, 2025, and zero Shares (zero Baskets) during the three months ended December 31, 2025, as set forth in the table below.

	Total Number of Shares	Average Price Per
Period	Redeemed	Share
10/1/25 to 10/31/25	0	$0
11/1/25 to 11/30/25	0	$0
12/1/25 to 12/31/25	0	$0
Total	0

Dividends

Neither the Trust nor the Fund has made, and there are no plans to make any cash distributions to shareholders.

Item 6.	[Reserved.]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them. Except as may be required by law, we do not undertake any obligation to update the forward-looking statements contained in this Annual Report to reflect any new information or future events or circumstances or otherwise.

Trust Overview

Hashdex Commodities Trust (f/k/a Tidal Commodities Trust I, prior to January 16, 2026) (the “Trust”), a Delaware statutory trust organized on February 10, 2023, is a series trust currently consisting of one series: Hashdex Bitcoin ETF (f/k/a Hashdex Bitcoin Futures ETF) (“DEFI” or the “Fund”). The Fund issues shares of beneficial interest, called “Shares,” representing fractional undivided beneficial interests in the Fund. The Fund’s investment objective is for changes in the Shares’ net asset value (the “NAV”) to reflect the daily changes of the price of the Nasdaq Bitcoin Reference Price – Settlement (“NQBTCS” or the “Benchmark”), less expenses from the Fund’s operations. The Benchmark is designed to track the price performance of bitcoin. The Fund’s assets consist of bitcoin and, potentially, limited amounts of cash. Because the Fund’s investment objective is to track the price of the Benchmark, changes in the price of the Shares may vary from changes in the spot price of bitcoin.

The Trust and the Fund operate pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated January 15, 2026. On January 16, 2026, the post-effective amendment to the Trust’s Form S-1 for DEFI was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). BitGo Trust Company, Inc (the “Bitcoin Custodian”) is the custodian for the Fund’s bitcoin holdings; and U.S. Bank, N.A. is the custodian for the Fund’s cash holdings (the “Cash Custodian” and together with the Bitcoin Custodian, the “Custodians”). The principal address and telephone number of the Fund is 1100 North Market Street, Suite 1300, Wilmington, DE 19801 and (302) 651-1000.

The Fund is the successor and surviving entity from the merger (the “Merger”) of the Hashdex Bitcoin Futures ETF (the “Predecessor Fund”) into the Fund. The Predecessor Fund was a series of the Teucrium Commodity Trust (the “Predecessor Trust”) sponsored by Teucrium Trading, LLC (the “Teucrium”). The Merger closed on January 3, 2024. In connection with the Merger, the Predecessor Fund shareholders received one Share for each share of the Predecessor Fund they owned prior to the Merger.

The sponsor of the Fund is Hashdex Asset Management Ltd. (the “Sponsor” or “Hashdex”), which receives a management fee (the “Management Fee”). As of December 31, 2025, the Sponsor serves as sponsor, investment manager, or investment adviser to over 9 pooled investment vehicles across multiple jurisdictions, including investment strategies relating to crypto asset markets. Prior to January 16, 2026, the Fund’s sponsor was Tidal Investments LLC (f/k/a Toroso Investments, LLC) (“Tidal”). The Sponsor’s responsibilities are discussed below in the section entitled “The Sponsor’s Operations.”

While investors will purchase and sell Shares through their broker-dealer, the Fund continuously offers and redeems baskets consisting of 10,000 Shares (“Baskets”) at their NAV to certain financial institutions that have entered into an agreement with the Sponsor (the “Authorized Purchasers”).

Recent Trends and Developments Impacting the Fund and Trust

Conversion to Spot Bitcoin ETF

On March 26, 2024, the Trust announced that the Fund would be permitted to have spot bitcoin holdings, and that it would track the Benchmark effective March 27, 2024. The Predecessor Fund’s name was the Hashdex Bitcoin Futures ETF, and the Fund’s name is the Hashdex Bitcoin ETF. Under normal market conditions, the Fund’s had a policy to maximize its holdings of physical bitcoin such that it was expected that at least 95% of the Fund’s assets would be invested in spot bitcoin, and up to 5% of the Fund’s remaining assets would be invested in CME-traded bitcoin futures contracts and in cash and cash equivalents. Upon the commencement of Hashdex’s service as the Trust’s sponsor, the Fund achieves its investment objective by primarily investing in bitcoin and does not purchase or sell bitcoin future contracts.

Sponsor Transition

Effective after the close of trading on January 15, 2026, Tidal withdrew as the sponsor of the Trust and simultaneously appointed Hashdex as the sponsor of the Trust (the “Sponsor Replacement”). In connection with the Sponsor Replacement, certain changes were made to the Fund’s principal investment strategies and techniques. Prior to the Sponsor Replacement, the Fund sought to achieve its investment objective by primarily investing in bitcoin. The Fund used bitcoin futures contracts for the primary purpose of acquiring physical bitcoin through Chicago Mercantile Exchange Inc.’s (“CME”) Exchange for Physical Transactions (“EFP”) and to offset cash and receivables for better tracking the Benchmark. The Fund had a policy to maximize its investments in physical bitcoin such that it was expected that, under normal market conditions, at least 95% of the Fund’s assets would be invested in bitcoin, and up to 5% may be invested in bitcoin futures contracts and in cash and cash equivalents, such as short-term Treasury bills, money market funds, and demand deposit accounts.

Upon the commencement of Hashdex’s service as the Trust’s sponsor, the Fund attempts to achieve its investment objective by primarily investing in bitcoin. The Fund’s assets consist of bitcoin and cash. The Fund may hold cash in connection with cash purchases and redemptions of Shares and it also will occasionally hold cash for short periods to pay the Sponsor’s Management Fee and any other Fund expenses and liabilities not assumed by the Sponsor. The Fund will not hold any assets other than bitcoin and cash.

Results of Operations

The discussion below addresses the material changes in the results of operations for the year ended December 31, 2025 compared to the same period in 2024.

The Fund is the successor and surviving entity from the Merger of the Predecessor Fund into the Fund. The Predecessor Fund was a series of the Predecessor Trust sponsored by Teucrium. The Predecessor Fund commenced operations on September 15, 2022. The investment objective of both the Predecessor Fund and the Fund (for the period from January 3, 2024 to March 26, 2024) was for changes in the fund’s shares’ NAV to reflect the daily changes of the price of the Hashdex U.S. Bitcoin Futures Fund Benchmark (the “Prior Benchmark”), less expenses from such fund’s operations. The Prior Benchmark reflected the average of the closing settlement prices for the first to expire and second to expire bitcoin futures contracts listed on the CME.

Effective as of March 27, 2024, the Fund’s investment objective and strategy were revised to reflect that the Fund could have spot bitcoin holdings. That is, the Fund’s investment objective is for changes in the Shares’ NAV to reflect the daily changes of the price of the NQBTCS, less expenses from the Fund’s operations. Under normal market conditions, the Fund’s policy was to maximize its holdings of physical bitcoin such that it was expected that at least 95% of the Fund’s assets would be invested in spot bitcoin, and up to 5% of the Fund’s remaining assets would be invested in CME-traded bitcoin futures contracts and in cash and cash equivalents.

Effective as of January 16, 2026, in connection with the change of the Trust’s Sponsor, certain changes were made to the Fund’s principal investment strategies and techniques. Prior to the Sponsor Replacement, the Fund used bitcoin futures contracts for the primary purpose of acquiring and disposing of physical bitcoin through CME’s EFP Transactions and to offset cash and receivables for better tracking the Benchmark.

Upon the commencement of Hashdex’s service as the Trust’s sponsor, the Fund no longer acquires or disposes of bitcoin through the use of EFP Transaction. The Fund’s assets consist of bitcoin and cash. The Fund may hold cash in connection with cash purchases and redemptions of Shares and it also will occasionally hold cash for short periods to pay the Sponsor’s Management Fee and any other Fund expenses and liabilities not assumed by the Sponsor. The Fund will not hold any assets other than bitcoin and cash.

Performance data from September 15, 2022, to January 3, 2024, reflects the performance of the Predecessor Fund. Performance from January 4, 2024, to March 26, 2024, reflects the Fund’s performance under its previous investment strategy, which involved investing in futures contracts. Performance data from March 27, 2024, onward reflect the Fund’s investment strategy which involves investing in spot bitcoin.

On December 31, 2025, the Fund held 134.8713007 bitcoin with an asset fair value of $11,812,267.

	December 31, 2025	December 31, 2024
Total Net Assets	$11,897,778.28	$14,839,384.55
Shares Outstanding	120,000	140,000
Net Asset Value per Share	$99.1482	$105.9956
Closing Price	$98.9213	$106.2137

Total net assets for the Fund decreased year over year by 19.8%, driven by a combination of a decrease in Shares outstanding of 20,000 Shares or 14.3% and a decrease in the NAV per Share of $6.85 or 6.5%. The change in total net assets year over year was generally due to (i) net redemptions from the Fund, evidenced by the 14.3% decrease in Shares outstanding from 140,000 to 120,000 Shares; and (ii) the decline in the price of bitcoin from approximately $93,436.08 per bitcoin as of December 31, 2024, to approximately $87,581.77 per bitcoin as of December 31, 2025, representing an approximate 6.4% decrease during the period January 1, 2025 to December 31, 2025.

	Year ended December 31, 2025	Year ended December 31, 2024
Average daily total net assets	$14,513,763.92	$13,112,043.00
Net realized and unrealized loss on futures contracts	$(4,173.16)	$7,526,022.00
Interest income earned on cash equivalents	$1,546.41	$120,525.00
Net income (loss)	$(474,450.00)	$10,581,435.00
Weighted average share outstanding	126,904.11	179,809.00
Management Fees	$47,520.96	$119,739.00
Total gross fees and other expenses excluding management fees	$48.00	$15,842.00
Brokerage Commissions	$247.30	$6,407.00
Expenses waived by the Sponsor	$0.00	$0.00
Total gross expense ratio	0.33%	1.03%
Total expense ratio net of expenses waived by the Sponsor	0.33%	1.03%
Net investment income	0.32%	0.37%
Creation of Shares	20,000	340,000.00
Redemption of Shares	(40,000)	(250,000)

The graph below shows the actual Shares outstanding, total net assets (or assets under management) and NAV per Share for the Fund from inception to December 31, 2025 and serves to illustrate the relative changes of these components.

Benchmark Performance

The following graphs illustrate changes in each Fund’s NAV, as reflected by the graphs “Comparison of NAV to Benchmark” for the years ended December 31, 2025 and 2024.

Comparison of NAV to Benchmark

for the Year Ended December 31, 2025

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of the Fund with the Benchmark returns for the year ended December 31, 2025. The difference in the NAV price and the Benchmark value often results in the appearance of a NAV premium or discount to the Benchmark. Differences in the Benchmark and the Fund’s NAV per Share are due to such factors as the following, among others:

●	The Benchmark assumes no Management Fees, while the Fund paid 0.25% of average net assets (0.90% prior to February 10, 2025) on an annualized basis to Tidal as a Management Fee.

Comparison of NAV to Benchmark

for the Year Ended December 31, 2024

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of the Fund with the Benchmark returns for the year ended December 31, 2024. The difference in the NAV price and the Benchmark value often results in the appearance of a NAV premium or discount to the Benchmark. Differences in the Benchmark and the Fund’s NAV per Share are due to such factors as the following, among others:

●	The Benchmark assumes no Management Fees, while the Fund paid 0.90% of average net assets on an annualized basis to Tidal as a Management Fee.

Frequency Distribution of Premiums and Discounts

The frequency distribution chart below presents information about the difference between the daily market price for Shares of each Fund and the Fund’s reported NAV per Share. The amount that a Fund’s market price is above the reported NAV is called the premium. The amount that a Fund’s market price is below the reported NAV is called the discount. The market price is determined using the midpoint between the highest bid and the lowest offer on the listing exchange, as of the time that a Fund’s NAV is calculated (usually 4:00 p.m. E.T.). The chart shows the number of trading days in which the Fund traded within the premium/discount range indicated. Frequency distribution charts are also available on the Fund’s website on a quarterly basis.

*A unit that is equal to 1/100th of 1% and is used to denote the change in a financial instrument.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE

DEFI	Q1	Q2	Q3	Q4	Total 2025
Days at premium	23	29	43	37	132
Days at NAV	0	0	0	0	0
Days at discount	38	33	21	27	119

The performance data above for the Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

Off Balance Sheet Financing

The Trust and the Fund had no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2025. Neither the Trust nor the Fund participates in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. Neither the Trust nor the Fund have entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Liquidity and Capital Resources

The Fund is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Fund. As a result, the only ordinary expense of the Fund during the period covered by this Annual Report on Form 10-K (the “Annual Report”) was the Sponsor’s Management Fee. The Trust’s only source of liquidity is its sales of bitcoin.

Only an Authorized Purchaser may engage in creation or redemption transactions directly with the Fund. The Fund has a limited number of institutions that act as Authorized Purchasers. To the extent that these institutions exit the business or are unable to proceed with creation and/or redemption orders with respect to the Fund and no other Authorized Purchaser is able to step forward to create or redeem creation units, Fund Shares may trade at a discount to NAV and possibly face trading halts and/or delisting. In addition, a decision by a market maker, lead market maker, or other large investor to cease activities for the Fund or a decision by a secondary market purchaser to sell a significant number of the Fund’s Shares could adversely affect liquidity, the spread between the bid and ask quotes, and potentially the price of the Shares. The Sponsor can make no guarantees that participation by Authorized Purchasers or market makers will continue.

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

Significant Accounting Policies

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates. In addition, please refer to Note 2 to the Financial Statements included in this Report for further discussion of the Trust’s accounting policies.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	35
Tidal Commodities Trust I Combined Statements of Assets and Liabilities, Statements of Operations, Statements of Changes in Net Assets and Statements of Cash Flows	37
Hashdex Bitcoin ETF Statements of Assets and Liabilities, Statements of Operations, Statements of Changes in Net Assets and Statements of Cash Flows	42
Notes to Financial Statements	47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders

of Hashdex Commodities Trust

Opinion on the Financial Statements

We have audited the accompanying combined statements of assets and liabilities of Hashdex Commodities Trust (f/k/a Tidal Commodities Trust I) (the “Trust”), including the combined schedule of investments as of December 31, 2025 and December 31, 2024, the related combined statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2025 and the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the combined financial position of the Trust as of December 31, 2025 and December 31, 2024, and the results of its combined operations, combined changes in net assets, and combined cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the accompanying statement of assets and liabilities of Hashdex Bitcoin ETF (formerly Hashdex Bitcoin Futures ETF), (the “Fund”), a series of Hashdex Commodities Trust, including the schedule of investments as of December 31, 2025 and December 31, 2024, and the related statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2025 and December 31, 2024, and the results of its operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

TAIT, WELLER & BAKER LLP

Philadelphia, Pennsylvania

March 30, 2026

TIDAL COMMODITIES TRUST I
COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2025	December 31, 2024
Assets
Investments (1)	$11,812,267	$14,713,026
Cash and cash equivalents (2)	52,133	29,680
Interest receivable	165	85
Equity in trading accounts:
Due from broker	35,778	108,214
Total equity in trading accounts	35,778	108,214
Total assets	$11,900,343	$14,851,005

Liabilities
Management fee payable to Sponsor	2,566	11,620
Total liabilities	$2,566	$11,620

Net assets	$11,897,777	$14,839,385

Shares issued and outstanding	120,000	140,000
(no par value, Unlimited amount authorized)

Net asset value per share	$99.15	$106.00

Market value per share	$98.92	$106.21

(1) Cost basis	$9,706,036	$11,099,080
(2) Cost basis	$52,133	$29,680

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I
COMBINED SCHEDULE OF INVESTMENTS
December 31, 2025

Description: Assets	Yield	Fair Value	Percentage of Net Assets	Shares

Cryptocurrency
Bitcoin		$11,812,267	99.28%	134.87
Total Cryptocurrency (cost $9,706,036)		$11,812,267	99.28%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	3.67%	$52,133	0.44%	52,133
Total Cash Equivalents (cost $52,133)		$52,133	0.44%

TIDAL COMMODITIES TRUST I
COMBINED SCHEDULE OF INVESTMENTS
December 31, 2024

Description: Assets	Yield	Fair Value	Percentage of Net Assets	Shares

Cryptocurrency
Bitcoin		$14,713,026	99.15%	157.85
Total Cryptocurrency (cost $11,099,080)		$14,713,026	99.15%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	4.41%	$29,680	0.20%	29,680
Total Cash Equivalents (cost $29,680)		$29,680	0.20%

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I
COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2025	Year Ended December 31, 2024
Investment Income
Broker interest income	247	63,830
Interest income	1,545	120,525
Total investment income	1,792	184,355

Expenses
Management fees	47,521	119,739
Broker expenses	48	15,842
Total expenses	47,569	135,581

Net Investment Income (loss)	$(45,777)	$48,774

Realized and unrealized gain (loss) on trading of investments and cryptocurrency futures contracts:
Realized gain (loss) on cryptocurrency futures contracts	$(4,173)	$7,526,022
Realized gain (loss) on investments	1,083,215	(529,068)
Net change in unrealized appreciation (depreciation) on investments	(1,507,715)	3,613,946
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	—	(78,239)
Net realized and unrealized gain (loss)	(428,673)	10,532,661

Net Increase (Decrease) in Net Assets Resulting from Operations	$(474,450)	$10,581,435

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I
COMBINED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

Operations

Net income (loss)	$(474,450)	$10,581,435
Capital transactions
Issuance of Shares	2,144,314	19,806,062
Redemption of Shares	(4,611,472)	(18,085,070)
Total capital transactions	(2,467,158)	1,720,992
Net change in net assets	(2,941,608)	12,302,427

Net assets, beginning of period	$14,839,385	$2,536,958

Net assets, end of period	$11,897,777	$14,839,385

Net asset value per share at beginning of period	$106.00	$50.74

Net asset value per share at end of period	$99.15	$106.00

Creation of Shares	20,000	340,000
Redemption of Shares	(40,000)	(250,000)

The accompanying notes are an integral part of these financial statements.

TIDAL COMMODITIES TRUST I
COMBINED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Cash flows from operating activities
Net income (loss)	$(474,450)	$10,581,435
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on investments	1,507,715	(3,613,946)
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	—	78,239
Net realized (gain) loss on sale of investments	(1,083,215)	529,068
Changes in operating assets and liabilities:
Purchases of investments	(2,256,022)	(13,520,786)
Proceeds from sale of investments	4,732,281	1,892,631
Due from broker	72,436	474,598
Interest receivable	(80)	10,212
Management fee payable to Sponsor	(9,054)	9,567
Net cash provided by (used in) operating activities	2,489,611	(3,558,982)
Cash flows from financing activities:
Proceeds from sale of Shares	2,144,314	19,806,069
Redemption of Shares	(4,611,472)	(18,085,070)
Net cash provided by (used in) financing activities	(2,467,158)	1,720,999
Net change in cash and cash equivalents	22,453	(1,837,983)
Cash and cash equivalents, beginning of period	29,680	1,867,663
Cash and cash equivalents, end of period	$52,133	$29,680

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF
STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2025	December 31, 2024
Assets
Investments (1)	$11,812,267	$14,713,026
Cash and cash equivalents (2)	52,133	29,680
Interest receivable	165	85
Equity in trading accounts:
Due from broker	35,778	108,214
Total equity in trading accounts	35,778	108,214
Total assets	$11,900,343	$14,851,005

Liabilities
Management fee payable to Sponsor	2,566	11,620
Total liabilities	$2,566	$11,620

Net assets	$11,897,777	$14,839,385

Shares issued and outstanding	120,000	140,000
(no par value, Unlimited amount authorized)

Net asset value per share	$99.15	$106.00

Market value per share	$98.92	$106.21

(3) Cost basis	$9,706,036	$11,099,080
(4) Cost basis	$52,133	$29,680

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF
SCHEDULE OF INVESTMENTS
December 31, 2025

Description: Assets	Yield	Fair Value	Percentage of Net Assets	Shares

Cryptocurrency
Bitcoin		$11,812,267	99.28%	134.87
Total Cryptocurrency (cost $9,706,036)		$11,812,267	99.28%

Cash equivalents
Money market funds
First American Government Obligations Fund - Class X	3.67%	$52,133	0.44%	52,133
Total Cash Equivalents (cost $52,133)		$52,133	0.44%

HASHDEX BITCOIN ETF
SCHEDULE OF INVESTMENTS
December 31, 2024

Description: Assets	Yield	Fair Value	Percentage of Net Assets	Shares

Cryptocurrency
Bitcoin		$14,713,026	99.15%	157.85
Total Cryptocurrency (cost $11,099,080)		$14,713,026	99.15%

Cash equivalents
Money market funds
First American Government Obligations Fund – Class X	4.41%	$29,680	0.20%	29,680
Total Cash Equivalents (cost $29,680)		$29,680	0.20%

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2025	Year Ended December 31, 2024
Investment Income
Broker interest income	247	63,830
Interest income	1,545	120,525
Total investment income	1,792	184,355

Expenses
Management fees	47,521	119,739
Broker expenses	48	15,842
Total expenses	47,569	135,581

Net Investment Income (loss)	(45,777)	48,774

Realized and unrealized gain (loss) on trading of investments and cryptocurrency futures contracts:

Realized gain (loss) on cryptocurrency futures contracts	$(4,173)	$7,526,022
Realized gain (loss) on investments	1,083,215	(529,068)
Net change in unrealized appreciation (depreciation) on investments	(1,507,715)	3,613,946
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	—	(78,239)
Net realized and unrealized gain (loss)	(428,673)	10,532,661

Net Increase (Decrease) in Net Assets Resulting from Operations	$(474,450)	$10,581,435

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF
STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

Operations

Net income (loss)	$(474,450)	$10,581,435
Capital transactions
Issuance of Shares	2,144,314	19,806,062
Redemption of Shares	(4,611,472)	(18,085,070)
Total capital transactions	(2,467,158)	1,720,992
Net change in net assets	(2,941,608)	12,302,427

Net assets, beginning of period	$14,839,385	$2,536,958

Net assets, end of period	$11,897,777	$14,839,385

Net asset value per share at beginning of period	$106.00	$50.74

Net asset value per share at end of period	$99.15	$106.00

Creation of Shares	20,000	340,000
Redemption of Shares	(40,000)	(250,000)

The accompanying notes are an integral part of these financial statements

HASHDEX BITCOIN ETF
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Cash flows from operating activities
Net income (loss)	$(474,450)	$10,581,435
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on investments	1,507,715	(3,613,946)
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	—	78,239
Net realized (gain) loss on sale of investments	(1,083,215)	529,068
Changes in operating assets and liabilities:
Purchases of investments	(2,256,022)	(13,520,786)
Proceeds from sale of investments	4,732,281	1,892,631
Due from broker	72,436	474,598
Interest receivable	(80)	10,212
Management fee payable to Sponsor	(9,054)	9,567
Net cash provided by (used in) operating activities	2,489,611	(3,558,982)
Cash flows from financing activities:
Proceeds from sale of Shares	2,144,314	19,806,069
Redemption of Shares	(4,611,472)	(18,085,070)
Net cash provided by (used in) financing activities	(2,467,158)	1,720,999
Net change in cash and cash equivalents	22,453	(1,837,983)
Cash and cash equivalents, beginning of period	29,680	1,867,663
Cash and cash equivalents, end of period	$52,133	$29,680

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

Note 1 - Organization

These footnotes represent the footnotes to the Financial Statements of Hashdex Bitcoin ETF (f/k/a Hashdex Bitcoin Futures ETF) (the “Fund”) and the Combined Financial Statements of Hashdex Commodities Trust (f/k/a Tidal Commodities Trust I, prior to January 16, 2026) (the “Trust”). The Combined Financial Statements for the years ending December 31, 2025 and 2024 represent the assets and liabilities, schedule of investments, statement of operations, changes in net assets and cash flows for the Fund.

The Fund is a series of the Trust, a Delaware statutory trust organized on February 10, 2023. The Fund operates pursuant to the Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated January 15, 2026. The Fund is currently the Trust’s only publicly offered series. The Fund is an exchange-traded fund that issues units of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on NYSE Arca, Inc. (the “Exchange”). The Shares are listed for trading on the Exchange under the ticker symbol “DEFI”.

The Trust is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (together with the rules and regulations adopted thereunder, as amended, the “1933 Act”), as an exchange-traded fund (“ETF”). The Fund is managed and controlled by Hashdex Asset Management Ltd. (the “Sponsor”), a Cayman Islands investment manager (and an Exempt Reporting Advisor under SEC rules) that specializes in, among other things, the management, research, investment analysis and other investment support services of funds and ETFs with investment strategies involving bitcoin and other crypto assets. Prior to January 16, 2026 the Fund’s sponsor was Tidal Investments LLC (f/k/a Toroso Investments, LLC) (“Tidal”).

On January 2, 2024, the initial Form S-1 for DEFI was declared effective by the SEC. The Fund is the successor and surviving entity from the merger (the “Merger”) of the Hashdex Bitcoin Futures ETF (the “Predecessor Fund”) into the Fund. The Predecessor Fund was a series of the Teucrium Commodity Trust (the “Predecessor Trust”) sponsored by Teucrium Trading, LLC. The Merger closed on January 3, 2024. In connection with the Merger, the Predecessor Fund shareholders received one Share for each share of the Predecessor Fund they owned prior to the Merger.

On March 26, 2024, the Sponsor announced the renaming of the Fund from the Hashdex Bitcoin Futures ETF to the Hashdex Bitcoin ETF. The renaming of the Fund corresponds to its completion of the conversion of its investment strategy to allow the Fund to provide spot bitcoin holdings and its tracking of a new benchmark index effective March 27, 2024. The Fund’s investment objective is for changes in the Shares’ net asset value (the “NAV”) to reflect the daily changes of the price of the Nasdaq Bitcoin Reference Price - Settlement (“NQBTCS” or the “Benchmark”), less expenses from the Fund’s operations. The Benchmark is designed to track the price performance of bitcoin. During the years ending December 31, 2025 and 2024, the Fund used to invest in bitcoin, bitcoin futures contracts (the “Bitcoin Futures Contracts”) listed on the Chicago Mercantile Exchange Inc. (the “CME”), and cash and cash equivalents. Under normal market conditions, the Fund had a policy to maximize its holdings of physical bitcoin such that it was expected that at least 95% of the Fund’s assets would be invested in spot bitcoin and up to 5% of the Fund’s assets would be invested in CME-traded bitcoin futures contracts and in cash and cash equivalents. Because the Fund’s investment objective is to track the price of the Benchmark, changes in the price of the Shares may vary from changes in the spot price of bitcoin.

As discussed below in Note 9 – Subsequent Events, effective after the close of trading on January 15, 2026, Tidal withdrew as sponsor of the Trust and simultaneously appointed Hashdex Asset Management Ltd. as the sponsor of the Trust (the “Sponsor Replacement”). In connection with the change of the Trust’s Sponsor, certain changes were made to the Fund’s principal investment strategies and techniques. Prior to the Sponsor Replacement, the Fund sought to achieve its investment objective by primarily investing in bitcoin. The Fund used bitcoin futures contracts for the primary purpose of acquiring physical bitcoin through CME’s Exchange for Physical Transactions (“EFP”) and to offset cash and receivables for better tracking the Benchmark. Upon the commencement of Hashdex Asset Management Ltd.’s service as the Trust’s sponsor, the Fund no longer holds Bitcoin Futures Contracts. The Fund attempts to achieve its investment objective by primarily investing in bitcoin. The Fund’s assets consists of bitcoin and cash. The Fund will not hold any assets other than bitcoin and cash. Unless otherwise indicated, the discussion in these Notes of the Financial Statements is as of December 31, 2025, which is the end of the reporting period.

The Fund currently offers one class of Shares that has no front-end sales load, no deferred sales charge, and no redemption fee. The Fund may issue an Unlimited number of Shares of beneficial interest, with a $0.00 par value. All Shares of the Fund have equal rights and privileges.

Note 2 – Significant Accounting Policies

The Trust and Fund qualify as an investment company solely for accounting purposes and not for any other purpose, and follow the accounting and reporting guidance under the Financial Accounting Stands Board Accounting Standards Codification Topic 946, Financial Services – Investment Companies, but are not registered, and are not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

Significant accounting policies of the Fund are as follows:

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”).

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

Cash

Cash includes money market funds held.

Income Taxes

For U.S. federal income tax purposes, the Fund will be classified as a publicly traded partnership. A publicly traded partnership is generally taxable as a corporation for U.S. federal income tax purposes unless 90% or more of the publicly traded partnership’s gross income for each taxable year of its existence consists of qualifying income as defined in section 7704(d) of the Internal Revenue Code of 1986, as amended (the “Code”). Qualifying income is defined as generally including, in pertinent part, interest (other than from a financial business), dividends, and gains from the sale or disposition of capital assets held for the production of interest or dividends. In the case of a partnership of which a principal activity is the buying and selling of commodities, other than as inventory, or of futures, forwards, and options with respect to commodities, qualifying income also includes income and gains from commodities and from futures, forwards, options with respect to commodities and, provided the partnership is a trader or investor with respect to such assets, swaps and other notional principal contracts with respect to commodities. There is very limited authority on the U.S. federal income tax treatment of bitcoin and no direct authority on bitcoin derivatives, such as Bitcoin Futures Contracts. Based on an opinion received by the Sponsor from their independent legal counsel and a Commodity Futures Trading Commission (“CFTC”) determination that treats bitcoin as a commodity under the Commodity Exchange Act, the Fund intends to take the position that bitcoin and Bitcoin Futures Contracts consist of futures on commodities for purposes of the qualifying income exception under section 7704 of the Code. Accordingly, the Fund expects that at least 90% of the Fund’s gross income for each taxable year will consist of qualifying income and that the Fund will be taxed as a partnership for U.S. federal income tax purposes. Therefore, the Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns.

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

U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (the “Global Fund Services”), the Fund’s administrator, will calculate the NAV of the Fund once each trading day. It will calculate the NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. E.T. The NAV for a particular trading day will be released after 4:15 p.m. E.T.

To determine the value of Bitcoin Futures Contracts, Global Fund Services uses the settlement price for the Bitcoin Futures Contracts, as reported on the CME. CME Group staff determines the daily settlements for the Bitcoin Futures Contracts based on trading activity on CME Globex exchange between 14:59:00 and 15:00:00 Central Time, the settlement period. When a Bitcoin Futures Contract has closed at its daily price fluctuation limit, that limit price will be the daily settlement price that the CME publishes. The Fund will use the published settlement price to price its Shares on that day. If the CME halted trading in Bitcoin Futures Contracts for other reasons, including if trading were halted for an entire trading day or several trading days, the Fund would value its Bitcoin Futures Contracts by using the settlement price that the CME publishes. Such valuation is generally deemed a Level 1 valuation.

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

Level 1 ─	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 financial instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these financial instruments does not entail a significant degree of judgment.

Level 2 ─	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 ─	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

TIDAL COMMODITIES TRUST I

December 31, 2025

	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Assets:
Cryptocurrency	$11,812,267	$—	$—	$11,812,267
Money market funds	52,133	—	—	52,133
Total	$11,864,400	$—	$—	$11,864,400

December 31, 2024

	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Assets:
Cryptocurrency	$—	$14,713,026	$—	$14,713,026
Money market funds	29,680	—	—	29,680
Total	$29,680	$14,713,026	$—	$14,742,706

As of December 31, 2025, the Trust's bitcoin holdings were transferred from Level 2 to Level 1 within the fair value hierarchy. This change reflects the use of a quoted price in an active market for identical assets (Level 1 input), as opposed to the Futures-Based Spot Price (FBSP) methodology applied throughout the year, which relied on observable inputs other than quoted prices in active markets for identical assets. For the year ended December 31, 2024, the Trust did not have any significant transfers between any of the levels of the fair value hierarchy. On December 31, 2025, the FBSP pricing file was not available, and the Administrator used a quoted market price from Bloomberg as an alternative source.

HASHDEX BITCOIN ETF

December 31, 2025

	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Assets:
Cryptocurrency	$11,812,267	$—	$—	$11,812,267
Money market funds	52,133	—	—	52,133
Total	$11,864,400	$—	$—	$11,864,400

December 31, 2024

	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Assets:
Cryptocurrency	$—	$14,713,026	$—	$14,713,026
Money market funds	29,680	—	—	29,680
Total	$29,680	$14,713,026	$—	$14,742,706

As of December 31, 2025, the Fund's bitcoin holdings were transferred from Level 2 to Level 1 within the fair value hierarchy. This change reflects the use of a quoted price in an active market for identical assets (Level 1 input), as opposed to the Futures-Based Spot Price (FBSP) methodology applied throughout the year, which relied on observable inputs other than quoted prices in active markets for identical assets. For the year ended December 31, 2024, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy. On December 31, 2025, the FBSP pricing file was not available, and the Administrator used a quoted market price from Bloomberg as an alternative source.

	Bitcoin	Fair Value
Beginning balance as of January 1, 2025	157.85	$14,713,026
Bitcoin contributed	23.52	2,256,022
Bitcoin withdrawn	(46.50)	(4,732,281)
Net change in unrealized appreciation (depreciation) from investments in bitcoin	—	(1,507,715)
Net realized gain on investments in bitcoin	—	1,083,215
Ending balance as of December 31, 2025	134.87	$11,812,267

	Bitcoin	Fair Value
Beginning balance as of January 1, 2024	—	$—
Bitcoin contributed	192.31	13,520,786
Bitcoin withdrawn	(34.46)	(1,892,631)
Net change in unrealized appreciation (depreciation) from investments in bitcoin	—	3,613,946
Net realized gain on investments in bitcoin	—	(529,076)
Ending balance as of December 31, 2024	157.85	$14,713,026

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

The purchase and sale of futures contracts requires margin deposits with a Futures Commission Merchant (the “FCM”). Subsequent payments (variation margin) are made or received by the Fund each day, depending on the daily fluctuations in the value of the contract, and are recorded as unrealized gains or losses by the Fund. Futures contracts may reduce the Fund’s exposure to counterparty risk since futures contracts are exchange-traded; and the exchange’s clearinghouse, as the counterparty to all exchange-traded futures, guarantees the futures against default.

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

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in the FASB Accounting Standards Update (the “ASU”) No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and subsequently clarified in FASB ASU 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”

The following table identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, and held by StoneX.

TIDAL COMMODITIES TRUST I

Offsetting of Financial Assets and Derivative Assets as of December 31, 2025

(iv)
Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	(i) Gross Amount of Recognized Assets	(ii) Gross Amount Offset in the Statement of Assets and Liabilities	(iii) = (i-ii) Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	(v) = (iii)-(iv) Net Amount
Cryptocurrency Price
Bitcoin futures contracts	$—	$—	—	—	$—	$—

Offsetting of Financial Liabilities and Derivative Assets as of December 31, 2024*

(iv) Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	(i) Gross Amount of Recognized Assets	(ii) Gross Amount Offset in the Statement of Assets and Liabilities	(iii) = (i-ii) Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	(v) = (iii)-(iv) Net Amount
Cryptocurrency Price
Bitcoin futures contracts	$—	$—	—	—	$—	$—

*	Reflects financial data for the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust, through January 3, 2024. Please see Note 6, below, for more information.

HASHDEX BITCOIN ETF (FORMERLY HASHDEX BITCOIN FUTURES ETF)

Offsetting of Financial Assets and Derivative Assets as of December 31, 2025

(iv)
Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	(i) Gross Amount of Recognized Assets	(ii) Gross Amount Offset in the Statement of Assets and Liabilities	(iii) = (i-ii) Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	(v) = (iii)-(iv) Net Amount
Cryptocurrency Price
Bitcoin futures contracts	$—	$—	—	—	$—	$—

Offsetting of Financial Liabilities and Derivative Assets as of December 31, 2024*

(iv) Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	(i) Gross Amount of Recognized Assets	(ii) Gross Amount Offset in the Statement of Assets and Liabilities	(iii) = (i-ii) Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	(v) = (iii)-(iv) Net Amount
Cryptocurrency Price
Bitcoin futures contracts	$—	$—	—	—	$—	$—

*	Reflects financial data for the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust, through January 3, 2024. Please see Note 6, below, for more information.

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of cryptocurrency futures contracts categorized by primary underlying risk:

TIDAL COMMODITIES TRUST I

Year ended December 31, 2025.

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Cryptocurrency Price
Bitcoin futures contracts	$(4,173)	$—

Year ended December 31, 2024.*

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Cryptocurrency Price
Bitcoin futures contracts	$7,526,022	$(78,239)

*	Reflects financial data for the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust, through January 3, 2024. Please see Note 6, below, for more information.

HASHDEX BITCOIN ETF (FORMERLY HASHDEX BITCOIN FUTURES ETF)

Year ended December 31, 2025.

	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Cryptocurrency Price
Bitcoin futures contracts	$(4,173)	$—

Year ended December 31, 2024.*

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Cryptocurrency Price
Bitcoin futures contracts	$7,526,022	$(78,239)

*	Reflects financial data for the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust, through January 3, 2024. Please see Note 6, below, for more information.

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was zero for the year ended December 31, 2025 and $3.5 million for the year ended December 31, 2024 for the Trust and the Fund.

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

TIDAL COMMODITIES TRUST I

Year Ended December 31, 2025	$148
Year Ended December 31, 2024*	$6,407

*	Reflects financial data for the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust, through January 3, 2024. Please see Note 6, below, for more information.

HASHDEX BITCOIN ETF (FORMERLY HASHDEX BITCOIN FUTURES ETF)

Year Ended December 31, 2025	$148
Year Ended December 31, 2024*	$6,407

*	Reflects financial data for the Hashdex Bitcoin Futures ETF, which was a series of Teucrium Commodity Trust, through January 3, 2024. Please see Note 6, below, for more information.

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

Note 3 - Sponsor Fee Allocation of Expenses and Related Party Transactions

The Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.25% per annum of the daily NAV of the Fund. From March 27, 2024 until February 10, 2025, the Management Fee was 0.90% per annum of the daily NAV of the Fund. Prior to March 27, 2024, the Management Fee was 0.94% per annum of the daily NAV of the Fund. The Management Fee is paid by the Fund to the Sponsor as compensation for services performed under the Trust Agreement. In addition to the Management Fee, the Fund pays all of its respective brokerage commissions, including financing fees, bitcoin network fees and similar transaction fees and expenses charged in connection with trading activities. The Trust also pays all fees and commissions related to the sale and purchase of spot bitcoin, including any bitcoin transaction fees for on-chain transfers of bitcoin. The Sponsor pays all other routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Fund’s administrator, custodians, marketing agent, transfer agent, licensors, accounting and audit fees and expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses. The Fund pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In the event the Trust's cash balance is insufficient to pay all fees and expenses, including the Management Fee, the Trust may need to sell crypto assets from time to time to pay for its fees and expenses, and up to $250,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $250,000 per annum. The Sponsor may determine in its sole discretion to assume any non-recurring and unusual fees and expenses of the Trust, if applicable. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust.

Administrator

During the reporting periods covered by these Financial Statements, the Fund employed Tidal ETF Services LLC as the Fund’s administrator (the “Administrator”). In turn, the Administrator engaged U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (“Global Fund Services”) to act as sub-administrator. The Administrator is a wholly-owned subsidiary of Sponsor. The Administrator also assisted the Fund and the Sponsor with certain functions and duties relating to marketing, which included the following: marketing and sales strategy and marketing related services.

Cash Custodian, Registrar, Transfer Agent, Fund Sub-Administrator

In its capacity as the Fund’s cash custodian (the “Cash Custodian”), currently U.S. Bank, N.A., holds the Fund’s securities, cash and/or cash equivalents pursuant to a custodial agreement. Global Fund Services, an entity affiliated with U.S. Bank, N.A., is the registrar and transfer agent for the Fund’s Shares. In addition, Global Fund Services also served as sub-administrator for the Fund during the reporting periods covered by these Financial Statements, performing certain sub-administrative and accounting services, and support in preparing certain SEC and CFTC reports on behalf of the Fund.

Bitcoin Custodian

The Fund’s bitcoin investments are held by BitGo Trust Company, Inc. (the “Bitcoin Custodian”) on behalf of the Fund. The Bitcoin Custodian will keep custody of all of the Fund’s bitcoin in a multi-layer, multi-party cold storage or similarly secure technology. The Bitcoin Custodian is responsible for safekeeping passwords, keys or phrases that allow transfers of digital assets (the “Security Factors”) safe, secure and confidential. 100% of the private keys will be held in cold storage. The Bitcoin Custodian will establish the bitcoin accounts on the bitcoin network solely for the Fund. The Bitcoin Custodian will follow valid instructions given by the Sponsor to use the Fund’s Security Factors to effect transfers to and from the bitcoin accounts. The Fund’s bitcoin will be held in segregated wallets and will not be commingled with the assets of other customers. The Bitcoin Custodian has insurance policies that covers, at least partially, risks such as the loss of client assets held in cold storage, including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer.

Marketing Agent

During the reporting periods covered by these Financial Statements, the Fund employed Foreside Fund Services, LLC, a wholly-owned subsidiary of Foreside Financial Group, LLC (d/b/a ACA Group) as the marketing agent (the “Marketing Agent”) for the Fund. The Marketing Agent Agreement by and between the Marketing Agent and the Trust called for the Marketing Agent to work with the Custodian in connection with the receipt and processing of orders for the creation and redemption of baskets of 10,000 Shares (“Baskets”) and the review and approval of all Fund sales literature and advertising material. The Marketing Agent’s principal business address is Three Canal Plaza, Suite 100, Portland, Maine 04101. The Marketing Agent is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority.

Support Agent

During the reporting periods covered by these Financial Statements, the Administrator also assisted the Fund and the Sponsor with certain functions and duties relating to administration and marketing, which include the following: marketing and sales strategy and marketing related services.

Digital Asset Adviser

Hashdex Asset Management Ltd. (“Hashdex” or the “Digital Asset Adviser”) is a Cayman Islands investment manager (and an Exempt Reporting Advisor under SEC rules) that specializes in, among other things, the management, research, investment analysis and other investment support services of funds and ETFs with investment strategies involving bitcoin and other crypto assets. As Digital Asset Adviser during the reporting periods covered by these Financial Statements, Hashdex was responsible for providing the Sponsor and the Administrator with research and analysis regarding bitcoin and bitcoin markets for use in the operation and marketing of the Fund. Hashdex had no role in maintaining, calculating or publishing the Benchmark. Hashdex also had no responsibility for the investment or management of the Fund’s portfolio or for the overall performance or operation of the Fund. Please see Note 9, below, for more information about Hashdex’s role with respect to the Fund.

Note 4 - Transactions with Affiliates

The Trust has no directors, officers or employees and is managed by the Sponsor. The Administrator is a wholly owned subsidiary of Tidal.

Note 5 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the years ended December 31, 2025 and 2024. This information has been derived from information presented in the financial statements.

	For the year ended December 31, 2025	For the year ended December 31, 2024
Per Share Operation Performance
Net asset value per share, beginning of period	$106.00	$50.74
Income (loss) from investment operations:
Net Investment income (1)	(0.36)	0.27
Net realized and unrealized gain (loss) on investments and cryptocurrency futures contracts	(6.49)	54.99
Net increase (decrease) in net asset value	(6.85)	55.26
Net asset value at end of period	$99.15	$106.00
Total return (2)	(6.46)%	108.91%

Ratios to average net assets:
Total expenses	0.33%	1.03%
Net expenses	0.33%	1.03%
Net investment loss	(0.32)%	0.37%

(1)	Based on average shares outstanding during the year
(2)	Not Annualized

Note 6 - Merger with Hashdex Bitcoin Futures ETF

As reported by the Tidal Commodities Trust I on a Form 8-K filed with the SEC on January 3, 2024 (File No. 001-41900), the Trust completed the Merger of the Fund with the Predecessor Fund.

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

The sponsor of the Predecessor Fund, Teucrium, did not receive any compensation dependent on the consummation of the Merger. Pursuant to a certain Amended and Restated ‘33 Act Fund Platform Support Agreement, as amended (the “Support Agreement”) among Tidal, Administrator, Digital Asset Adviser, and Teucrium, Tidal agreed to provide Teucrium after the Merger with a monthly amount equal to seven percent (7%) of the Management Fee paid to Tidal from the Fund; provided, however, that such fee was never be less than 0.04% of monthly average net assets of the Fund (the “Teucrium Compensation”). Any payment of the Teucrium Compensation was made from the resources of Tidal and not from the assets of the Fund.

On January 3, 2024, the Fund issued 50,000 shares at net asset value of $2,708,819 for 50,000 shares the Predecessor Fund, representing $2,708,819 of net assets. The combined net assets and shares outstanding of the Fund immediately after the Merger were $2,708,819 and 50,000, respectively, representing a net asset value per share of $54.18.

Note 7 - Conversion to Spot Bitcoin ETF

On March 26, 2024, Tidal announced the renaming of the Fund from the Hashdex Bitcoin Futures ETF to the Hashdex Bitcoin ETF. The renaming of the Fund corresponds to its completion of the conversion of its investment strategy to allow the Fund to provide spot bitcoin holdings and its tracking of a new benchmark index effective March 27, 2024.

The Fund’s current benchmark index is the Nasdaq Bitcoin Reference Price - Settlement (NQBTCS), which better reflects the Fund’s current strategy of direct bitcoin investment. During the reporting periods covered by these Financial Statements, under normal market conditions, the Fund’s had a policy to maximize its holdings of physical bitcoin such that it was expected that at least 95% of the Fund’s assets would be invested in spot bitcoin. Up to 5% of the Fund’s assets would be invested in CME-traded bitcoin futures contracts and in cash and cash equivalents.

Note 8 - Segment Reporting

In accordance with the FASB ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, the Fund has evaluated its business activities and determined that it operates as a single reportable segment.

During the reporting periods covered by these Financial Statements, the Fund’s investment activities were managed by Tidal, which served as the Chief Operating Decision Maker (the “CODM”). Tidal was responsible for assessing the Fund’s financial performance and allocating resources. In making these assessments, Tidal evaluated the Fund’s financial results on an aggregated basis, rather than by separate segments. As such, the Fund does not allocate operating expenses or assets to multiple segments, and accordingly, no additional segment disclosures are required.

The Fund primarily generates income through dividends, interest, and realized/unrealized gains on its investment portfolio. Expenses incurred, including management fees, fund operating expenses, and transaction costs, are considered general fund-level expenses and are not allocated to specific segments or business lines.

Management of Tidal has determined that the Fund does not meet the criteria for disaggregated segment reporting under ASU 2023-07 and the management of the Sponsor will continue to evaluate its reporting requirements in accordance with applicable accounting standards.

Note 9 - Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures by requiring disaggregated information about the effective tax rate reconciliation and income taxes paid. The standard is effective for public business entities for annual periods beginning after December 15, 2024.

The Fund is treated as a partnership for U.S. federal income tax purposes and is not subject to entity-level federal income tax. Management of Tidal has evaluated ASU 2023-09 and determined that the adoption of this standard does not have a material impact on the Fund's financial statements or related disclosures.

Note 10 - Subsequent Events

In preparing these financial statements, management of the Sponsor has evaluated the financial statements for the year ended December 31, 2025 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than as noted below.

Effective after the close of trading on January 15, 2026, the Sponsor Replacement occurred. In connection with the change of the Trust’s Sponsor, certain changes were made to the Fund’s principal investment strategies and techniques. Prior to the Sponsor Replacement, the Fund sought to achieve its investment objective by primarily investing in bitcoin. The Fund used bitcoin futures contracts for the primary purpose of acquiring and disposing of physical bitcoin through CME’s EFP Transactions and to offset cash and receivables to better track the Benchmark.

Upon the commencement of Hashdex’s service as the Trust’s sponsor, the Fund attempts to achieve its investment objective by primarily investing in bitcoin directly, without the use of futures contracts. The Fund’s assets will consist of bitcoin and cash. The Fund may hold cash in connection with cash purchases and redemptions of Shares and it also will occasionally hold cash for short periods to pay the Sponsor’s Management Fee (as defined below) and any other Fund expenses and liabilities not assumed by the Sponsor. The Fund will not hold any assets other than bitcoin and cash.

In connection with the Sponsor Replacement, the marketing agent for the Trust and the Fund was replaced. Effective January 16, 2026, the Fund employs Paralel Distributors LLC as the Marketing Agent for the Fund. The Marketing Agent Agreement among the Marketing Agent, the Sponsor, and the Trust calls for the Marketing Agent to work with the Cash Custodian in connection with the receipt and processing of orders for the creation and redemption of Baskets and the review and approval of all Fund sales literature and advertising material. The Marketing Agent’s principal business address is 1700 Broadway, Suite 1850, Denver CO 80290. The Marketing Agent is a broker-dealer registered with the SEC and a member of FINRA.

Also in connection with the Sponsor Replacement, Tidal ETF Services LLC no longer serves as the Fund’s administrator; rather Global Fund Services serves as the Fund’s administrator. In addition, the Amended and Restated ‘33 Act Fund Platform Support Agreement between Tidal, Tidal ETF Services LLC and Hashdex was terminated and Tidal ETF Services LLC no longer serves as a Support Agent and Hashdex no longer serves as a Digital Asset Adviser with respect to the Trust or the Fund.

In addition, in connection with the Sponsor Replacement, the Administrator will value the bitcoin held by the Fund based on the closing level of the Benchmark, the NQBTCS, not the FBSP, unless the prices are not available or the Administrator, in its sole discretion, determines that the NQBTCS is unreliable.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the management of Hashdex, including its Principal Executive Officer and Principal Financial Officer, the Trust and the Fund conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Trust’s and the Fund’s disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

The certifications of the Chief Executive Officer and Chief Financial Officer are applicable to the Fund as well as the Trust as a whole.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Sponsor is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Trust and the Fund. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management conducted an evaluation of the effectiveness of the Trust’s and Fund’s internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Trust’s and the Fund’s internal control over financial reporting was effective as of December 31, 2025.

This Annual Report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to rules of the SEC that permit the Trust to provide only management’s report in this Annual Report.

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

None of the Sponsor’s officers or directors have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the Trust or the Fund for the three months ended December 31, 2025.

Item 9C.	Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III.

Item 10.	Directors and Executive Officers of the Registrant

Principals and Key Personnel Responsible for the Management of the Trust

The Trust is managed by the Sponsor and has no directors, executive officers or employees. Accordingly, the Trust does not have an audit committee, audit committee financial expert, or nominating committee. Pursuant to the terms of the Trust Agreement, the Trust’s affairs are managed by the Sponsor. The Sponsor is managed by its directors, executive officers and employees, as well as Hashdex, Ltd. (“Hashdex”), the controlling entity of the Sponsor, and its affiliates (collectively with Hashdex, the “Hashdex group”). The following persons perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them.

Marcelo Sampaio, born in 1980, is the Co-Founder and Executive Chairman of the Hashdex group. In this role, he oversees the overall strategic direction, management, and operational aspects of the firm’s crypto asset management platforms. Prior to founding the Hashdex, Mr. Sampaio co-founded Endless, Inc., serving as Chief Growth Officer. He has also held senior roles at Microsoft and Oracle, where he became the youngest sales director globally. Mr. Sampaio has been investing in digital assets since 2012 and holds a degree in Production Engineering from PUC-Rio. He has completed leadership programs at Harvard Business School and management programs at INSEAD, France.

Bruno Caratori, born in 1981, is the Co-Founder, and Global Chief Executive Officer of the Hashdex group. He oversees the firm’s operational activities and product development. Before joining Hashdex, Mr. Caratori led product development at Edmodo and previously worked at Gávea Investimentos and RiskControl. He holds an MBA from Stanford University, a master’s degree in Business Economics from EPGE/FGV, and a bachelor’s degree in Electrical Engineering from PUC-Rio.

Bruno Sousa, born in 1982, is one of the Directors of the Sponsor and serves as Chief External Affairs Officer of the Hashdex group. He joined the Sponsor as Head of Legal after a distinguished career at Veirano Advogados, where he led the Fintech practice. Mr. Sousa has nearly two decades of legal experience, with a focus on Corporate and M&A law. He has been recognized by Chambers & Partners and other legal directories for his work in these areas. Mr. Sousa holds an LLB from the Universidade de São Paulo and completed the Fintech Programme at Oxford University’s Saïd Business School.

Samir Kerbage, born in 1988, serves as one of the Directors of the Sponsor and Chief Investment Officer of the Hashdex group. He is responsible for overseeing product development, research, and investment management in the company’s crypto asset offerings. Mr. Kerbage holds a degree in Computer Engineering from the Military Institute of Engineering (IME) and has extensive experience in financial market infrastructure and quantitative trading. Prior to joining the Sponsor, he worked at Americas Trading Group and has been involved in the digital assets space since 2016. He began his career as a Military Engineering Officer in the Brazilian Army.

Silvia Motta, born in 1983, serves as the Chief Financial Officer of the Hashdex group, where she is responsible for the firm’s financial operations, strategy, and human resources. Ms. Motta holds dual degrees in Electrical Engineering from PUC-Rio and École Centrale de Lyon, and an MBA from Harvard Business School. Her prior experience includes strategic consulting at McKinsey & Company, leading strategy at Coca-Cola Brazil, and managing venture capital investments at Movile.

Mick McLaughlin, born in 1970, is the U.S. Chief Executive Officer and Global Head of Distribution of the Hashdex group. Prior to joining Hashdex in 2024, Mr. McLaughlin served as Chief Distribution Officer at Bitwise Asset Management. Earlier in his career, he was Managing Director and Head of ETF Distribution for the Americas at Deutsche Bank and spent more than a decade at BlackRock and Barclays building the iShares ETF business. Mr. McLaughlin holds a degree in Government from California State University-Sacramento.

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

Code of Ethics

The Trust does not have a code of ethics as it does not have any directors, officers, or employees.

The Sponsor has adopted and implemented a code of ethics and related policies and procedures (collectively, the “Code of Ethics”) that applies to its executive officers and agents who perform certain functions with respect to the Trust that, if the Trust had executive officers, would typically be performed by them. The Code of Ethics is available on request, free of charge, by writing the Sponsor at risk-compliance@hashdex.com. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.

Insider Trading Policy

The Sponsor has adopted an insider trading policy applicable to the Sponsor’s directors, officers and employees, which is included as an exhibit to this Annual Report.

Item 11.	Executive Compensation

The Trust does not have directors or executive officers. The only ordinary expense of the Trust is the Sponsor’s Management Fee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners. To the best knowledge of the Registrant, no person beneficially owned more than 5% of the outstanding Shares of the Trust as of December 31,2025.

Security Ownership of Management. As of the date of this Annual Report, the Sponsor owned zero shares of the Fund and none of the principals of the Sponsor owned any Shares of the Fund.

Change of Control. Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in the control of the Trust.

Securities Authorized for Issuance under Equity Compensation Plans. The Trust has no securities authorized for issuance under equity compensation plans.

Item 13.	Relationships and Related Transactions and Director Independence

See Item 11, above.

The Trust has no directors or executive officers; therefore, no determination has been made relative to director independence.

Item 14.	Principal Accountant and Audit Fees and Services

Fees for services performed by Tait, Weller & Baker LLP, as paid by the Sponsor from the Management Fee, for the year ended December 31, 2025 were:

Year Ended December 31, 2025
Audit Fees	$26,500
Audit-Related Fees	$7,500
Tax Fees	$—
All Other Fees	$—

Tidal approved all services provided by Tait, Weller & Baker LLP, above. Tidal preapproved all audit, non-audit, tax preparation, and tax accounting services, if any, of the Trust’s independent registered public accounting firm and tax accounting firm, including all engagement fees and terms.

Part IV.

Item 15.	Exhibits and Financial Statements Schedules

(a)(1) Financial Statements

See Index to Financial Statements on page 34 for a list of the financial statements being filed herein.

(a)(2) Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

(a)(3) Exhibits

The following exhibits are filed as herein or incorporated herein and made a part of this Annual Report:

Exhibit Number	Exhibit Description

3.1	Second Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-276254), filed with the SEC on January 16, 2026)
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 1, 2024)
10.1	Form of Authorized Purchaser Agreement (incorporated by reference to Exhibit B of Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-276254), filed with the SEC on January 16, 2026)
10.2	Form of Marketing Agent Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-276254), filed with the SEC on January 16, 2026)
10.3	Form of Cash Custody Agreement (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-276254), filed with the SEC on January 16, 2026)
10.4	Form of Bitcoin Custody Agreement (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (333-276254), filed with the SEC on December 26, 2023)
10.5	Form of Fund Accounting Servicing Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-276254), filed with the SEC on January 16, 2026)
10.6	Form of Transfer Agent Servicing Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-276254), filed with the SEC on January 16, 2026)
10.7	Form of Fund Administration Servicing Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-276254), filed with the SEC on January 16, 2026)
10.8	Change of Sponsor Letter Agreement (incorporated by reference to Exhibit 10.3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-276254), filed with the SEC on January 16, 2026)
10.9	Compliance Services Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-276254), filed with the SEC on January 16, 2026)
10.10	Digital Asset Trading Agreement with Nonco (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-276254), filed with the SEC on January 16, 2026)
19.1*	Insider Trading Policies and Procedures
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
97.1*	Erroneously Awarded Compensation Recovery Policies and Procedures
101*	Interactive Data Files of Financial Statements and Notes.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hashdex Commodities Trust (Registrant)

By:	Hashdex Asset Management, Ltd.
its Sponsor

By:	/s/ Bruno Ramos de Sousa
Name:	Bruno Ramos de Sousa
Title:	Director of the Sponsor (Principal Executive Officer)

By:	/s/ Samir Kerbage
Name:	Samir Kerbage
Director of the Sponsor (Principal Finance Officer and Principal Accounting Officer)

Date: March 31, 2026