Form 10-Q
period 2026-03-31
Hashdex Commodities Trust
filed 2026-05-12
CIK 1985840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2026

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

As of March 31, 2026, there were 120,000 shares of beneficial interest, no par value, of Hashdex Bitcoin ETF issued and outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HASHDEX COMMODITIES TRUST

(FORMERLY, TIDAL COMMODITIES TRUST I)

 COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Investments (1)	$9,141,203	$11,812,267
Cash and cash equivalents (2)	50,674	52,133
Interest receivable	164	165
Equity in trading accounts:
Due from broker	30,712	35,778
Total equity in trading accounts	30,712	35,778
Total Assets	9,222,753	11,900,343

LIABILITIES

Management fee payable to Sponsor	2,018	2,566

Total Liabilities	2,018	2,566
NET ASSETS	$9,220,735	$11,897,777

Shares issued and outstanding	120,000	120,000
(no par value, Unlimited amount authorized)

Net asset value per share	$76.84	$99.15

Market value per share	$76.92	$98.92

(1) Cost basis	$9,706,036	$9,706,036
(2) Cost basis	$50,674	$52,133

The accompanying notes are an integral part of these financial statements.

HASHDEX COMMODITIES TRUST

(FORMERLY, TIDAL COMMODITIES TRUST I)
COMBINED SCHEDULE OF INVESTMENTS

March 31, 2026
(Unaudited)

Description: Assets	Yield	Fair Value	Percentage of Net Assets	Quantity

Cryptocurrency
Bitcoin		$9,141,203	99.14%	135
Total Cryptocurrency (cost $9,706,036)		$9,141,203	99.14%

Cash Equivalents
Money market funds
First American Government Obligations Fund - Class X	3.58%	50,674	0.55%	50,674
Total Cash Equivalents (cost $50,674)		$50,674	0.55%

Total Investments (cost $9,756,710)		$9,191,877	99.69%
Other Assets in Excess of Liabilities		28,858	0.31%
Total Net Assets		$9,220,735	100.00%

The accompanying notes are an integral part of these financial statements.

HASHDEX COMMODITIES TRUST

(FORMERLY, TIDAL COMMODITIES TRUST I)
COMBINED SCHEDULE OF INVESTMENTS

December 31, 2025

Description: Assets	Yield	Fair Value	Percentage of Net Assets	Quantity

Cryptocurrency
Bitcoin		$11,812,267	99.28%	135
Total Cryptocurrency (cost $9,706,036)		$11,812,267	99.28%

Cash Equivalents
Money market funds
First American Government Obligations Fund - Class X	3.67%	52,133	0.44%	52
Total Cash Equivalents (cost $52,133)		$52,133	0.44%

Total Investments (cost $9,758,169)		$11,864,400	99.72%
Other Assets in Excess of Liabilities		33,377	0.28%
Total Net Assets		$11,897,777	100%

The accompanying notes are an integral part of these financial statements.

HASHDEX COMMODITIES TRUST

(FORMERLY, TIDAL COMMODITIES TRUST I)

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2026 (Unaudited)	Three Months Ended March 31, 2025 (Unaudited)
INVESTMENT INCOME (LOSS)
Income:
Broker interest income	$9	$85
Interest income	466	98
Total Income	475	183

Expenses:
Management fees	6,453	20,385
Broker expenses	—	—

Total Expenses	6,453	20,385

Net Expenses	6,453	20,385
Net Investment Loss	(5,978)	(20,202)

REALIZED AND CHANGE IN UNREALIZED GAIN (LOSS)
Net Realized gain (loss) on cryptocurrency futures contracts	—	—
Net Realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(2,671,064)	(1,712,846)
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	—	—
Net realized and change in unrealized gain (loss)	(2,671,064)	(1,712,846)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(2,677,042)	$(1,733,048)

The accompanying notes are an integral part of these financial statements.

HASHDEX COMMODITIES TRUST

(FORMERLY, TIDAL COMMODITIES TRUST I)

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended March 31, 2026 (Unaudited)	Three Months Ended March 31, 2025 (Unaudited)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$(5,978)	$(20,202)
Net realized gain (loss)	—	—
Net change in unrealized appreciation (depreciation)	(2,671,064)	(1,712,846)
Net increase (decrease) in net assets resulting from operations	(2,677,042)	(1,733,048)

CAPITAL SHARE TRANSACTIONS
Shares issued	—	—
Shares redeemed	—	—
Net increase (decrease) in net assets from capital share transactions	—	—
Total increase (decrease) in net assets	$(2,677,042)	$(1,733,048)

NET ASSETS
Beginning of Period	$11,897,777	$14,839,385
End of Period	$9,220,735	$13,106,337

The accompanying notes are an integral part of these financial statements.

HASHDEX COMMODITIES TRUST

(FORMERLY, TIDAL COMMODITIES TRUST I)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

Effective for the three month ended March 31, 2026, the Trust has elected to discontinue the presentation of the Statement of Cash Flows. This change is in accordance with the guidance under FASB ASC 230, which exempts certain investment companies from presenting a Statement of Cash flows when specific criteria are met. The Trust noted that as of and for the three month ended March 31, 2026, these criteria were met where substantially all investments were highly liquid in Level 1 or Level 2 of the fair value hierarchy as shown in Note 2, all investments are carried at fair value, the Trust carried no debt, and the combined statements of changes in net assets is presented.

The table below concerns Statements of Cash Flows for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,733,048)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appr. (depr.) on investments	—

Changes in operating assets and liabilities:
Investments	1,712,846
Due from broker	(85)
Interest receivable	80
Management fee payable to Sponsor	(8,749)
Net cash provided by (used in) operating activities	(28,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Shares	—
Redemption of Shares	—
Net cash provided by (used in) financing activities	—

Net change in cash and cash equivalents	(28,956)
Cash and cash equivalents, beginning of period	29,680
Cash and cash equivalents, end of period	$724

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Investments (1)	$9,141,203	$11,812,267
Cash and cash equivalents (2)	50,674	52,133
Interest receivable	164	165
Equity in trading accounts:
Due from broker	30,712	35,778
Total equity in trading accounts	30,712	35,778
Total Assets	9,222,753	11,900,343

LIABILITIES

Management fee payable to Sponsor	2,018	2,566

Total Liabilities	2,018	2,566
NET ASSETS	$9,220,735	$11,897,777

Shares issued and outstanding	120,000	120,000
(no par value, Unlimited amount authorized)

Net asset value per share	$76.84	$99.15

Market value per share	$76.92	$98.92

(1) Cost basis	$9,706,036	$9,706,036
(2) Cost basis	$50,674	$52,133

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF
SCHEDULE OF INVESTMENTS

March 31, 2026
(Unaudited)

Description: Assets	Yield	Fair Value	Percentage of Net Assets	Quantity

Cryptocurrency
Bitcoin		$9,141,203	99.14%	135
Total Cryptocurrency (cost $9,706,036)		$9,141,203	99.14%

Cash Equivalents
Money market funds
First American Government Obligations Fund - Class X	3.58%	50,674	0.55%	50,674
Total Cash Equivalents (cost $50,674)		$50,674	0.55%

Total Investments (cost $9,756,710)		$9,191,877	99.69%
Other Assets in Excess of Liabilities		28,858	0.31%
Total Net Assets		$9,220,735	100.00%

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF
SCHEDULE OF INVESTMENTS

December 31, 2025

Description: Assets	Yield	Fair Value	Percentage of Net Assets	Quantity

Cryptocurrency
Bitcoin		$11,812,267	99.28%	135
Total Cryptocurrency (cost $9,706,036)		$11,812,267	99.28%

Cash Equivalents
Money market funds
First American Government Obligations Fund - Class X	3.67%	52,133	0.44%	52
Total Cash Equivalents (cost $52,133)		$52,133	0.44%

Total Investments (cost $9,758,169)		$11,864,400	99.72%
Other Assets in Excess of Liabilities		33,377	0.28%
Total Net Assets		$11,897,777	100%

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2026 (Unaudited)	Three Months Ended March 31, 2025 (Unaudited)
INVESTMENT INCOME (LOSS)
Income:
Broker interest income	$9	$85
Interest income	466	98
Total Income	475	183

Expenses:
Management fees	6,453	20,385
Broker expenses	—	—

Total Expenses	6,453	20,385

Net Expenses	6,453	20,385
Net Investment Loss	(5,978)	(20,202)

REALIZED AND CHANGE IN UNREALIZED GAIN (LOSS)
Net Realized gain (loss) on cryptocurrency futures contracts	—	—
Net Realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(2,671,064)	(1,712,846)
Net change in unrealized appreciation (depreciation) on cryptocurrency futures contracts	—	—
Net realized and change in unrealized gain (loss)	(2,671,064)	(1,712,846)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(2,677,042)	$(1,733,048)

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF
STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended March 31, 2026 (Unaudited)	Three Months Ended March 31, 2025 (Unaudited)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$(5,978)	$(20,202)
Net realized gain (loss)	—	—
Net change in unrealized appreciation (depreciation)	(2,671,064)	(1,712,846)
Net increase (decrease) in net assets resulting from operations	(2,677,042)	(1,733,048)

CAPITAL SHARE TRANSACTIONS
Shares issued	—	—
Shares redeemed	—	—
Net increase (decrease) in net assets from capital share transactions	—	—
Total increase (decrease) in net assets	$(2,677,042)	$(1,733,048)

NET ASSETS
Beginning of Period	$11,897,777	$14,839,385
End of Period	$9,220,735	$13,106,337

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF

STATEMENTS OF CASH FLOWS

(UNAUDITED)

Effective for the three months ended March 31, 2026, the Trust has elected to discontinue the presentation of the Statement of Cash Flows. This change is in accordance with the guidance under FASB ASC 230, which exempts certain investment companies from presenting a Statement of Cash flows when specific criteria are met. The Trust noted that as of and for the three months ended March 31, 2026, these criteria were met where substantially all investments were highly liquid in Level 1 or Level 2 of the fair value hierarchy as shown in Note 2, all investments are carried at fair value, the Trust carried no debt, and the combined statements of changes in net assets is presented.

The table below concerns Statements of Cash Flows for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,733,048)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appr. (depr.) on investments	—

Changes in operating assets and liabilities:
Investments	1,712,846
Due from broker	(85)
Interest receivable	80
Management fee payable to Sponsor	(8,749)
Net cash provided by (used in) operating activities	(28,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Shares	—
Redemption of Shares	—
Net cash provided by (used in) financing activities	—

Net change in cash and cash equivalents	(28,956)
Cash and cash equivalents, beginning of period	29,680
Cash and cash equivalents, end of period	$724

The accompanying notes are an integral part of these financial statements.

HASHDEX COMMODITIES TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2026 (Unaudited)

Note 1 - Organization and Significant Accounting Policies

These footnotes represent the footnotes to the Financial Statements of Hashdex Bitcoin ETF (the “Fund”) and the Combined Financial Statements of Hashdex Commodities Trust (f/k/a Tidal Commodities Trust I, prior to January 16, 2026) (the “Trust”). The Combined Financial Statements as of March 31, 2026 and December 31, 2025 represent the assets and liabilities and schedule of investments, and Combined Financial Statements for the three months ended March 31, 2026 and the three months ended March 31, 2025 represent the statement of operations, changes in net assets for the Fund.

The Fund is a series of the Trust, a Delaware statutory trust organized on February 10, 2023. The Fund operates pursuant to the Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated January 15, 2026. The Fund is currently the Trust’s only publicly offered series. The Fund is an exchange-traded fund (“ETF”) that issues units of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on NYSE Arca, Inc. (the “Exchange”). The Shares are listed for trading on the Exchange under the ticker symbol “DEFI”.

The Trust is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (together with the rules and regulations adopted thereunder, as amended, the “1933 Act”), as an ETF. The Fund is managed and controlled by Hashdex Asset Management Ltd. (“Hashdex” or the “Sponsor”), a Cayman Islands investment manager (and an Exempt Reporting Advisor under SEC rules) that specializes in, among other things, the management, research, investment analysis and other investment support services of funds and ETFs with investment strategies involving bitcoin and other crypto assets. Prior to January 16, 2026 the Fund’s sponsor was Tidal Investments LLC (f/k/a Toroso Investments, LLC) (“Tidal”).

On January 2, 2024, the initial Form S-1 for the Fund was declared effective by the SEC. The Fund is the successor and surviving entity from the merger (the “Merger”) of the Hashdex Bitcoin Futures ETF (the “Predecessor Fund”) into the Fund. The Predecessor Fund was a series of the Teucrium Commodity Trust (the “Predecessor Trust”) sponsored by Teucrium Trading, LLC. The Merger closed on January 3, 2024. In connection with the Merger, the Predecessor Fund shareholders received one Share for each share of the Predecessor Fund they owned prior to the Merger.

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

During the years ended December 31, 2025 and 2024, the Fund invested in bitcoin, bitcoin futures contracts (the “Bitcoin Futures Contracts”) listed on the Chicago Mercantile Exchange Inc. (the “CME”), and cash and cash equivalents. Under normal market conditions, the Fund had a policy to maximize its holdings of physical bitcoin such that it was expected that at least 95% of the Fund’s assets would be invested in spot bitcoin and up to 5% of the Fund’s assets would be invested in CME-traded Bitcoin Futures Contracts and in cash and cash equivalents.

Effective after the close of trading on January 15, 2026, Tidal withdrew as the sponsor of the Trust and simultaneously appointed Hashdex Asset Management Ltd. as the sponsor of the Trust (the “Sponsor Replacement”). Following the Sponsor Replacement, Tidal no longer has any involvement in the operations, management or marketing of the Fund. In connection with the change of the Trust’s sponsor, certain changes were made to the Fund’s principal investment strategies and techniques. Prior to the Sponsor Replacement, the Fund sought to achieve its investment objective by primarily investing in bitcoin. The Fund used Bitcoin Futures Contracts for the primary purpose of acquiring physical bitcoin through CME’s Exchange for Physical Transactions (“EFP”) and to offset cash and receivables for better tracking the Benchmark. Upon the commencement of Hashdex Asset Management Ltd.’s service as the Trust’s sponsor, the Fund no longer holds Bitcoin Futures Contracts. The Fund attempts to achieve its investment objective by primarily investing in bitcoin. The Fund’s assets consist of bitcoin and cash. The Fund will not hold any assets other than bitcoin and cash.

The Fund currently offers one class of Shares that has no front-end sales load, no deferred sales charge, and no redemption fee. The Fund may issue an Unlimited number of Shares of beneficial interest, with a $0.00 par value. All Shares of the Fund have equal rights and privileges.

Note 2 - Significant Accounting Policies

The Trust and Fund qualify as an investment company solely for accounting purposes and not for any other purpose, and follow the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies, but are not registered, and are not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

Significant accounting policies of the Fund are as follows:

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Indemnifications

In the normal course of business, the Fund enters into contracts that contain a variety of representations which provide general indemnifications. The Fund’s maximum exposure under these arrangements cannot be known; however, the Fund expects any risk of loss to be remote.

Cash

Cash includes money market funds held. The money market funds are valued at their net asset value.

Income Taxes

For U.S. federal income tax purposes, the Fund will be classified as a publicly traded partnership. A publicly traded partnership is generally taxable as a corporation for U.S. federal income tax purposes unless 90% or more of the publicly traded partnership’s gross income for each taxable year of its existence consists of qualifying income as defined in section 7704(d) of the Internal Revenue Code of 1986, as amended (the “Code”). Qualifying income is defined as generally including, in pertinent part, interest (other than from a financial business), dividends, and gains from the sale or disposition of capital assets held for the production of interest or dividends. In the case of a partnership of which a principal activity is the buying and selling of commodities, other than as inventory, or of futures, forwards, and options with respect to commodities, qualifying income also includes income and gains from commodities and from futures, forwards, options with respect to commodities and, provided the partnership is a trader or investor with respect to such assets, swaps and other notional principal contracts with respect to commodities. There is very limited authority on the U.S. federal income tax treatment of bitcoin and no direct authority on bitcoin derivatives, such as Bitcoin Futures Contracts. Based on an opinion received by the Sponsor from their independent legal counsel and a Commodity Futures Trading Commission (“CFTC”) determination that treats bitcoin as a commodity under the Commodity Exchange Act of 1936, as amended (the “CEA”), the Fund intends to take the position that bitcoin and Bitcoin Futures Contracts consist of futures on commodities for purposes of the qualifying income exception under section 7704 of the Code. Accordingly, the Fund expects that at least 90% of the Fund’s gross income for each taxable year will consist of qualifying income and that the Fund will be taxed as a partnership for U.S. federal income tax purposes. Therefore, the Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns.

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

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include, among other things, questioning the tax classification of the Fund, the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.

Calculation of Net Asset Value

The Fund’s NAV per Share is calculated by:

●	taking the current market value of its total assets, including spot bitcoin and cash, pursuant to policies established from time to time by the Sponsor or otherwise described herein,
●	subtracting any liabilities, and
●	dividing the above total by the number of Shares outstanding.

U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (“Global Fund Services”) serves as the Fund’s administrator (the “Administrator”) and calculates the NAV of the Fund once each trading day. It calculates the NAV as of the earlier of the close of regular trading on the Exchange or 4:00 p.m. E.T. The NAV for a particular trading day is released after 4:15 p.m. E.T.

Valuation of Bitcoin

In determining the value of the Fund’s holdings, the Fund will value the bitcoin held by the Fund at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Fund identifies and determines the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for bitcoin consistent with the application of fair value measurement framework in FASB ASC 820-10 “Fair Value Measurement”. The principal market is the market with the greatest volume and level of activity that can be accessed. The Sponsor’s valuation procedures provide for the designation of the Sponsor to determine the valuation sources and policies to prepare the Trust’s financial statements in accordance with GAAP. The Sponsor obtains relevant volume and level of activity information and based on initial analyses will select an exchange market as the Trust’s principal market. The NAV and NAV per Share will be calculated using the fair value of the bitcoin held by the Fund based on the price provided by this exchange market, as of 4:00 p.m. New York time on the measurement date for GAAP purposes. The Sponsor will update its principal market analysis periodically and as needed to the extent that events have occurred, or activities have changed in a manner that could change the Sponsor’s determination of the principal market.

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

March 31, 2026 (unaudited)

	Level 1	Level 2	Level 3	Balance as of March 31, 2026 (unaudited)
Assets:
Cryptocurrency	$9,141,203	$—	$—	$9,141,203
Money market funds	50,674	—	—	50,674
Total	$9,191,877	$—	$—	$9,191,877

December 31, 2025

	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Assets:
Cryptocurrency	$11,812,267	$—	$—	$11,812,267
Money market funds	52,133	—	—	52,133
Total	$11,864,400	$—	$—	$11,864,400

For the three months ended March 31, 2026, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy. As of December 31, 2025, the Fund’s bitcoin holdings were transferred from Level 2 to Level 1 within the fair value hierarchy. This change reflects the use of a quoted price in an active market for identical assets (Level 1 input), as opposed to the FBSP methodology applied throughout the year, which relied on observable inputs other than quoted prices in active markets for identical assets. On December 31, 2025, the FBSP pricing file was not available, and the Administrator used a quoted market price from Bloomberg as an alternative source.

The following represents the changes in quantity and the fair value of bitcoin on March 31, 2026 (Unaudited) and December 31, 2025:

	Bitcoin	Fair Value
Beginning balance as of January 1, 2026	134.87	$11,812,267
Bitcoin contributed	—	—
Bitcoin withdrawn	—	—
Net change in unrealized appreciation (depreciation) from investments in bitcoin	—	(2,671,064)
Net realized gain on investments in bitcoin	—	—
Ending balance as of March 31, 2026	134.87	$9,141,203

	Bitcoin	Fair Value
Beginning balance as of January 1, 2025	157.85	$14,713,026
Bitcoin contributed	23.52	2,256,022
Bitcoin withdrawn	(46.50)	(4,732,281)
Net change in unrealized appreciation (depreciation) from investments in bitcoin	—	(1,507,715)
Net realized gain on investments in bitcoin	—	1,083,215
Ending balance as of December 31, 2025	134.87	$11,812,267

Organizational and Offering Costs

All organizational and initial offering costs for the Trust and the Fund were borne directly by Tidal, in its role as the Trust’s former sponsor. The Trust and the Fund do not have an obligation to reimburse Tidal for organization and offering costs paid on their behalf.

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

Prior to the Sponsor Replacement, the Fund used Bitcoin Futures Contracts for the primary purpose of acquiring physical bitcoin through CME’s EFP Transactions (“EFP”) and to offset cash and receivables for better tracking the Benchmark. Following the Sponsor Replacement, the Fund acquires and disposes of bitcoin without the use of Bitcoin Futures Contracts. The remaining items of this Note 2 – Significant Accounting Policies relate to the Funds previous use of Bitcoin Futures Contracts.

Derivative Investments

In the normal course of business, the Fund utilized derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts were classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund was also subject to additional counterparty risk due to the inability of its counterparties to meet the terms of their contracts.

Futures Contracts

The Fund was subject to cryptocurrency price risk in the normal course of pursuing its investment objectives. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date.

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

The CEA requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other equity deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to the Fund’s pro rata share of segregated customer funds available. It is possible that the recovery amount could be less than the total of cash and other equity deposited.

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in the FASB Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, and subsequently clarified in FASB ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.

As of March 31, 2026 and December 31, 2025, there were no derivative instruments included in the Combined Statements of Assets and Liabilities.

Volume of Monthly Derivative Activities

The average notional market value categorized by primary underlying risk for Bitcoin Futures Contracts held was $0 and $0 for the three months ended March 31, 2026 and March 31, 2025, respectively. On January 16, 2026, following the Sponsor Replacement, the Fund’s investment strategy was revised to eliminate investment in Bitcoin Futures Contracts.

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The three moth ended March 31, 2025 and the three month ended March 31, 2026 there were no amounts included on the statements of operations as total brokerage commissions.

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

Margin is the minimum amount of funds that must be deposited by a cryptocurrency interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on an initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over the counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

Note 3 - Sponsor Fee Allocation of Expenses and Related Party Transactions

The Fund pays the Sponsor a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.25% per annum of the daily NAV of the Fund. From March 27, 2024 until February 10, 2025, the Management Fee was 0.90% per annum of the daily NAV of the Fund. Prior to March 27, 2024, the Management Fee was 0.94% per annum of the daily NAV of the Fund. The Management Fee is paid by the Fund to the Sponsor as compensation for services performed under the Trust Agreement. In addition to the Management Fee, the Fund pays all of its respective brokerage commissions, including financing fees, bitcoin network fees and similar transaction fees and expenses charged in connection with trading activities. The Trust also pays all fees and commissions related to the sale and purchase of spot bitcoin, including any bitcoin transaction fees for on-chain transfers of bitcoin. The Sponsor pays all other routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Fund’s administrator, custodians, marketing agent, transfer agent, licensors, accounting and audit fees and expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses. The Fund pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In the event the Trust’s cash balance is insufficient to pay all fees and expenses, including the Management Fee, the Trust may need to sell crypto assets from time to time to pay for its fees and expenses, and up to $250,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $250,000 per annum. The Sponsor may determine in its sole discretion to assume any non-recurring and unusual fees and expenses of the Trust, if applicable. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust.

Administrator

Effective January 16, 2026, the Fund employs Global Fund Services as the Fund’s administrator. As the Administrator, Global Fund Services performs certain administrative and accounting services and supports in preparing certain SEC and CFTC reports on behalf of the Fund. Prior to January 16, 2026, the Fund employed Tidal ETF Services LLC as the Fund’s administrator. In turn, Tidal ETF Services LLC engaged Global Fund Services to act as sub-administrator. Tidal ETF Services LLC is a wholly-owned subsidiary of Tidal. While serving as the Fund’s administrator, Tidal ETF Services LLC also assisted the Fund and Tidal with certain functions and duties relating to marketing, which included the following: marketing and sales strategy and marketing related services.

Cash Custodian, Registrar, Transfer Agent

U.S. Bank, N.A., in its capacity as the Fund’s cash custodian (the “Cash Custodian”), holds the Fund’s securities, cash and/or cash equivalents pursuant to a custodial agreement. Global Fund Services, an entity affiliated with U.S. Bank, N.A., is the registrar and transfer agent for the Fund’s Shares.

Bitcoin Custodian

The Fund’s bitcoin investments are held by BitGo Trust Company, Inc. (the “Bitcoin Custodian”) on behalf of the Fund. The Bitcoin Custodian will keep custody of all of the Fund’s bitcoin in a multi-layer, multi-party cold storage or similarly secure technology. The Bitcoin Custodian is responsible for safekeeping passwords, keys or phrases that allow transfers of digital assets (the “Security Factors”) to be safe, secure and confidential. 100% of the private keys will be held in cold storage. The Bitcoin Custodian will establish the bitcoin accounts on the bitcoin network solely for the Fund. The Bitcoin Custodian will follow valid instructions given by the Sponsor to use the Fund’s Security Factors to effect transfers to and from the bitcoin accounts. The Fund’s bitcoin will be held in segregated wallets and will not be commingled with the assets of other customers. The Bitcoin Custodian has insurance policies that cover, at least partially, risks such as the loss of client assets held in cold storage, including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer.

Marketing Agent

Effective January 16, 2026, the Fund employs Paralel Distributors LLC as the marketing agent for the Fund (the “Marketing Agent”). The Marketing Agent Agreement among the Marketing Agent, the Sponsor, and the Trust calls for the Marketing Agent to work with the Cash Custodian in connection with the receipt and processing of orders for the creation and redemption of baskets of 10,000 Shares (“Baskets”) and the review and approval of all Fund sales literature and advertising material. The Marketing Agent’s principal business address is 1700 Broadway, Suite 1850, Denver CO 80290. The Marketing Agent is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority (“FINRA”). Prior to January 16, 2026, the Fund employed Foreside Fund Services, LLC, a wholly-owned subsidiary of Foreside Financial Group, LLC (d/b/a ACA Group) as the marketing agent for the Fund (“Foreside”). Foreside’s principal business address is Three Canal Plaza, Suite 100, Portland, Maine 04101. Foreside is a broker-dealer registered with the SEC and a member of FINRA.

Digital Asset Adviser

Prior to becoming the Fund’s sponsor on January 16, 2026, Hashdex served as the Fund’s digital asset adviser. As the digital asset adviser, Hashdex was responsible for providing Tidal and Tidal ETF Services LLC with research and analysis regarding bitcoin and bitcoin markets for use in the operation and marketing of the Fund. Hashdex had no role in maintaining, calculating or publishing the Benchmark. Hashdex also had no responsibility for the investment or management of the Fund’s portfolio or for the overall performance or operation of the Fund.

Note 4 - Transactions with Affiliates

The Trust has no directors, officers or employees and is managed by the Sponsor.

Note 5 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2026 and 2025. This information has been derived from information presented in the financial statements.

	For the three months ended March 31, 2026 (unaudited)	For the three months ended March 31, 2025 (unaudited)
Per share operation performance
Net asset value per share, beginning of period	$99.15	$106.00
Income (loss) from investment operations:
Investment income	0.00	0.00
Net realized and unrealized gain (loss) on investments and cryptocurrency futures contracts	(22.26)	(12.23)
Total expenses	(0.05)	(0.15)
Net increase (decrease) in net asset value	(22.31)	(12.38)
Net asset value at end of period	$76.84	$93.62
Total return	(22.50)%	(11.68)%
Ratios to average net assets (annualized):
Total expenses	0.25%	0.56%
Net expenses	0.25%	0.56%
Net investment loss	(0.23)%	(0.55)%

 Note 6 - Segment Reporting

In accordance with the FASB ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), the Fund has evaluated its business activities and determined that it operates as a single reportable segment.

Effective as of January 16, 2026, the Fund’s investment activities are managed by the Chief Financial Officer of Sponsor, which serves as the Fund’s Chief Operating Decision Maker (the “CODM”). Prior to January 16, 2026, the Fund’s investment activities were managed by Tidal, which served as the Fund’s CODM. The CODM is responsible for assessing the Fund’s financial performance and allocating resources. In making these assessments, the CODM evaluates the Fund’s financial results on an aggregated basis, rather than by separate segments. As such, the Fund does not allocate operating expenses or assets to multiple segments, and accordingly, no additional segment disclosures are required.

The Fund primarily generates income through dividends, interest, and realized/unrealized gains on its investment portfolio. Expenses incurred, including management fees, fund operating expenses, and transaction costs, are considered general fund-level expenses and are not allocated to specific segments or business lines.

Management of the Sponsor has determined that the Fund does not meet the criteria for disaggregated segment reporting under ASU 2023-07 and the management of the Sponsor will continue to evaluate its reporting requirements in accordance with applicable accounting standards.

Note 7 - Capital Share Transactions

The Trust creates and redeems Shares on a continuous basis but only in Baskets of 10,000 Shares. Only Authorized Participants can place orders to receive Baskets in exchange for cash or in-kind for crypto assets.

The Sponsor and the Trust engage in crypto asset transactions for converting cash into crypto assets and crypto assets into cash (in association with redemption orders). The Administrator calculates the cost to purchase (or sell in the case of a redemption order) the amount of the assets represented by the Baskets being created (or redeemed). The amount of assets is equal to the combined NAV of the number of Shares included in the Baskets being created (or redeemed) determined as of 4:00 p.m. E.T. on the day the order to create or redeem Baskets is properly received.

Capital share transactions in the Trust were as follows:

	For the three months ended March 31, 2026 (Unaudited)	For the three months ended March 31, 2025 (Unaudited)
Shares issued	—	—
Shares redeemed	—	—
Net increase	—	—

Note 8 - Subsequent Events

In preparing these financial statements, management of the Sponsor has evaluated the financial statements for the three months ended March 31, 2026 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

F-22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. The forward-looking statements of Hashdex Commodities Trust (f/k/a Tidal Commodities Trust I, prior to January 16, 2026) (the “Trust”) are not a guarantee of future results and conditions, and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements. Whether or not actual results and developments will conform to Hashdex Asset Management Ltd.’s (the “Sponsor”) expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Report; general economic, market and business conditions; changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies; the costs and effect of any litigation or regulatory investigations; technology developments regarding the use of bitcoin and other digital assets, including the systems used by the Sponsor in its provision of services to the Trust; the Sponsor’s conflict of interest in allocating resources among its different clients and the pursuit of future business or investment opportunities by the Sponsor, its officers and/or affiliated entities; and other world economic and political developments.

These and other risks and uncertainties, which are described in more detail in our Annual Report on Form 10-K, filed with the SEC on March 25, 2026, could cause our actual results to differ materially from those expressed or implied by the forward-looking statements in this Report. You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Sponsor undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

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

The sponsor of the Fund is Hashdex Asset Management Ltd. (the “Sponsor” or “Hashdex”), which receives a management fee (the “Management Fee”). As of March 31, 2026, the Sponsor serves as sponsor, investment manager, or investment adviser to over 9 pooled investment vehicles across multiple jurisdictions, including investment strategies relating to crypto asset markets. Prior to January 16, 2026, the Fund’s sponsor was Tidal Investments LLC (f/k/a Toroso Investments, LLC) (“Tidal”).

While investors will purchase and sell Shares through their broker-dealer, the Fund continuously offers and redeems baskets consisting of 10,000 Shares (“Baskets”) at their NAV to certain financial institutions that have entered into an agreement with the Sponsor (the “Authorized Purchasers”).

Recent Trends and Developments Impacting the Fund and Trust

Conversion to Spot Bitcoin ETF

On March 26, 2024, the Trust announced that the Fund would be permitted to have spot bitcoin holdings, and that it would track the Benchmark effective March 27, 2024. The Predecessor Fund’s name was the Hashdex Bitcoin Futures ETF, and the Fund’s name is the Hashdex Bitcoin ETF. Under normal market conditions, the Fund had a policy to maximize its holdings of physical bitcoin such that it was expected that at least 95% of the Fund’s assets would be invested in spot bitcoin, and up to 5% of the Fund’s remaining assets would be invested in Chicago Mercantile Exchange (“CME”)-traded bitcoin futures contracts and in cash and cash equivalents. Upon the commencement of Hashdex’s service as the Trust’s sponsor, the Fund achieves its investment objective by primarily investing in bitcoin and does not purchase or sell bitcoin futures contracts.

Sponsor Transition

Effective after the close of trading on January 15, 2026, Tidal withdrew as the sponsor of the Trust and simultaneously appointed Hashdex as the sponsor of the Trust (the “Sponsor Replacement”). Following the Sponsor Replacement, Tidal no longer has any involvement in the operations, management or marketing of the Fund. In connection with the Sponsor Replacement, certain changes were made to the Fund’s principal investment strategies and techniques. Prior to the Sponsor Replacement, the Fund sought to achieve its investment objective by primarily investing in bitcoin. The Fund used bitcoin futures contracts for the primary purpose of acquiring physical bitcoin through CME’s Exchange for Physical Transactions (“EFP”) and to offset cash and receivables for better tracking the Benchmark. The Fund had a policy to maximize its investments in physical bitcoin such that it was expected that, under normal market conditions, at least 95% of the Fund’s assets would be invested in bitcoin, and up to 5% may be invested in bitcoin futures contracts and in cash and cash equivalents, such as short-term Treasury bills, money market funds, and demand deposit accounts.

Upon the commencement of Hashdex’s service as the Trust’s sponsor, the Fund attempts to achieve its investment objective by primarily investing in bitcoin without using futures contracts. The Fund’s assets consist of bitcoin and cash. The Fund may hold cash in connection with cash purchases and redemptions of Shares and it also will occasionally hold cash for short periods to pay the Sponsor’s Management Fee and any other Fund expenses and liabilities not assumed by the Sponsor. The Fund will not hold any assets other than bitcoin and cash.

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

Price movements for bitcoin are influenced by, among other things, the environment, natural or man-made disasters, governmental oversight and regulation, demographics, economic conditions, infrastructure limitations, existing and future technological developments, and a variety of other factors now known and unknown, any and all of which can have an impact on the supply, demand, and price fluctuations in the bitcoin markets. More generally, cryptocurrency prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market purchasers. Because the Predecessor Fund invested in futures contracts in a single cryptocurrency, it was not a diversified investment vehicle, and therefore may have been subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity or cryptocurrency pool. Likewise, because the Fund invests in spot bitcoin in a single cryptocurrency, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity or cryptocurrency pool.

Results of Operations

The discussion below addresses the material changes in the results of operations for the three months ended March 31, 2026 compared to the same period in 2025.

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

Effective as of March 27, 2024, the Fund’s investment objective and strategy were revised to reflect that the Fund could have spot bitcoin holdings. That is, the Fund’s investment objective was for changes in the Shares’ NAV to reflect the daily changes of the price of the NQBTCS, less expenses from the Fund’s operations. Under normal market conditions, the Fund’s policy was to maximize its holdings of physical bitcoin such that it was expected that at least 95% of the Fund’s assets would be invested in spot bitcoin, and up to 5% of the Fund’s remaining assets would be invested in CME-traded bitcoin futures contracts and in cash and cash equivalents.

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

Upon the commencement of Hashdex’s service as the Trust’s sponsor, the Fund no longer acquires or disposes of bitcoin through the use of EFP transactions. The Fund’s assets consist of bitcoin and cash. The Fund may hold cash in connection with cash purchases and redemptions of Shares and it also will occasionally hold cash for short periods to pay the Sponsor’s Management Fee and any other Fund expenses and liabilities not assumed by the Sponsor. The Fund will not hold any assets other than bitcoin and cash.

Performance data from September 15, 2022 to January 3, 2024, reflects the performance of the Predecessor Fund. Performance data from January 4, 2024 to March 26, 2024, reflects the Fund’s performance under its previous investment strategy, which involved investing in futures contracts. Performance data from March 27, 2024 to January 16, 2026 reflects the Fund’s previous investment strategy, which involved investing in spot bitcoin and acquiring and disposing of bitcoin through the use of EFP transactions. Performance data from January 16, 2026 onward reflects the Fund’s current investment strategy, which involves investing in spot bitcoin without the use of EFP transactions.

On March 31, 2026, the Fund held 134.87 bitcoin with an asset fair value of $ 9,141,203.

	Three Months Ended	Year Ended
	March 31,	December 31,
	2026	2025
Total Net Assets	$9,220,735	$11,897,777
Shares Outstanding	120,000	120,000
Net Asset Value per share	$76.84	$99.15
Closing Price	$76.92	$98.92

For the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Average daily total net assets	$10,427,267	$14,840,649
Net realized and unrealized gain (loss) on futures contracts and investments	$(2,671,064)	$(1,712,846)
Interest income earned on cash equivalents	$475	$183
Annualized interest yield based on average daily total net assets	0.02%	0.01%
Net Income (Loss)	$(2,677,042)	$(1,733,048)
Weighted average shares outstanding	120,000	140,000
Management fees	$6,453	$20,385
Total gross fees and other expenses (excluding management fees)	$—	$—
Brokerage commissions	$—	$—
Total gross expense ratio	0.25%	0.56%
Net Investment Income (Loss)	(0.23)%	(0.55)%
Creation of Shares	—	—
Redemption of Shares	—	—

The graphs below shows the actual Shares outstanding, total net assets (or assets under management) and NAV per Share for the Fund from inception to March 31, 2026 and serves to illustrate the relative changes of these components.

Benchmark Performance

The following graphs illustrate changes in the Fund’s NAV, as reflected by the graphs “Comparison of NAV to Benchmark” for the three months ended March 31, 2026 and 2025.

Comparison of NAV to Benchmark

for the Three Months Ended March 31, 2026

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of the Fund with the Benchmark returns for the three months ended March 31, 2026. The difference in the NAV price and the Benchmark value often results in the appearance of a NAV premium or discount to the Benchmark. Differences in the Benchmark and the Fund’s NAV per Share are due to such factors as the following, among others:

●	The Benchmark assumes no Management Fees, while the Fund paid 0.25% of average net assets on an annualized basis to the Sponsor (beginning on January 16, 2026) and to Tidal (prior to January 16, 2026) as a Management Fee.

Comparison of NAV to Benchmark

for the Three Months Ended March 31, 2025

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of the Fund with the Benchmark returns for the three months ended March 31, 2025. The difference in the NAV price and the Benchmark value often results in the appearance of a NAV premium or discount to the Benchmark. Differences in the Benchmark and the Fund’s NAV per Share are due to such factors as the following, among others:

●	The Benchmark assumes no Management Fees, while the Fund paid 0.25% of average net assets (0.90% prior to February 10, 2025) on an annualized basis to Tidal as a Management Fee.

Frequency Distribution of Premiums and Discounts

The frequency distribution chart below presents information about the difference between the daily market price for Shares of the Fund and the Fund’s reported NAV per Share. The amount that a Fund’s market price is above the reported NAV is called the premium. The amount that a Fund’s market price is below the reported NAV is called the discount. The market price is determined using the midpoint between the highest bid and the lowest offer on the listing exchange, as of the time that a Fund’s NAV is calculated (usually 4:00 p.m. E.T.). The chart shows the number of trading days in which the Fund traded within the premium/discount range indicated. Frequency distribution charts are also available on the Fund’s website on a quarterly basis.

*A unit that is equal to 1/100th of 1% and is used to denote the change in a financial instrument.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE

DEFI	Q2 2025	Q3 2025	Q4 2025	Q1 2026
Days at premium	29	43	37	38
Days at NAV	0	0	0	1
Days at discount	33	21	27	22

The performance data above for the Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

Calculating NAV

The Fund’s NAV per Share is calculated by:

●	taking the current market value of its total assets, including spot bitcoin and cash, pursuant to policies established from time to time by the Sponsor or otherwise described herein,
●	subtracting any liabilities, and
●	dividing the above total by the number of Shares outstanding.

U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (“Global Fund Services”) serves as the Fund’s administrator (the “Administrator”) and calculates the NAV of the Fund once each trading day. It calculates the NAV as of the earlier of the close of regular trading on the Exchange or 4:00 p.m. E.T. The NAV for a particular trading day is released after 4:15 p.m. E.T.

Valuation of Bitcoin

In determining the value of the Fund’s holdings, the Administrator will value the bitcoin held by the Fund based on the closing level of the Benchmark, the NQBTCS, unless the prices are not available or the Administrator, in its sole discretion, determines that the NQBTCS is unreliable (the “Fair Value Event”).

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

If a Secondary Index is also not available or the Administrator in its sole discretion determines the Secondary Index is unreliable, the price set by the Fund’s principal market as of 4:00 p.m. E.T., on the valuation date will be utilized. In the event the principal market price is not available or the Administrator in its sole discretion determines the principal market valuation is unreliable, the Administrator will use its best judgment to determine a good faith estimate of fair value. The Administrator identifies and determines the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for crypto assets consistent with the application of the fair value measurement framework in the Financial Accounting Standards Board Accounting Standards Codification 820-10. The principal market is the market where the reporting entity would normally enter into a transaction to sell the asset or transfer the liability. The principal market must be available to and be accessible by the reporting entity. The reporting entity is the Trust. If NQBTCS is not used to determine the Fund’s bitcoin holdings, shareholders will be notified through a prospectus supplement, a current report on Form 8-K, the Fund’s periodic reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and/or on the Fund’s website.

A Fair Value Event value determination will be based upon all available factors that the Sponsor or the Administrator deems relevant at the time of the determination and may be based on analytical values determined by the Sponsor or Administrator using third party valuation models. Fair value policies approved by the Administrator will seek to determine the fair value price that the Fund might reasonably expect to receive from the current sale of that asset or liability in an arm’s-length transaction on the date on which the asset or liability is being valued consistent with “Relevant Transactions”. A “Relevant Transaction” is any crypto asset versus U.S. Dollar (“USD”) spot trade that occurs during the observation window between 3:00 p.m. and 4:00 p.m. E.T. on a Core Exchange in the Bitcoin/USD pair that is reported and disseminated by a Core Exchange through its publicly available application programming interface and observed by the Nasdaq Index Management Committee, the governing body of the Benchmark. The “Core Exchanges” (as of March 31, 2026) were Bitstamp, Coinbase, Gemini, itBit, Kraken and LMAX Digital.

Indicative Fund Value

In addition, in order to provide updated information relating to the Fund for use by investors and market professionals, ICE Data Indices, LLC calculates and disseminates throughout the trading day an updated “indicative fund value.” The indicative fund value is calculated by using the prior day’s closing NAV per Share of the Fund as a base and updating that value throughout the trading day to reflect changes in the value of the Fund’s bitcoin interests during the trading day. Changes in the value of cash equivalents are not included in the calculation of indicative value. For this and other reasons, the indicative fund value disseminated during NYSE Arca Inc.’s trading hours should not be viewed as an actual real time update of the NAV. NAV is calculated only once at the end of each trading day.

Off Balance Sheet Financing

The Trust and the Fund had no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2026. Neither the Trust nor the Fund participates in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. Neither the Trust nor the Fund have entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Liquidity and Capital Resources

The Fund is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Fund. As a result, the only ordinary expense of the Fund during the period covered by this Quarterly Report on Form 10-Q (“Report”) was the Sponsor’s Management Fee. The Trust’s only source of liquidity is its sales of bitcoin.

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

Significant Accounting Policies

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management of the Sponsor (“Management”) makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates. In addition, please refer to Note 2 to the Financial Statements included in this Report for further discussion of the Trust’s accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of Management, including its Principal Executive Officer and Principal Financial Officer, the Trust and the Fund conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Trust’s and the Fund’s disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Management to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Trust, the Fund nor the Sponsor are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust, the Fund or the Sponsor.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Issuer Purchases of DEFI Shares

(a)	None.
(b)	Not applicable.
(c)	The Sponsor, the Trust and the Fund do not purchase Shares directly from shareholders. In connection with the redemption of Baskets, the Trust redeemed 0 Shares (0 (zero) Baskets) during the three month ended March 31, 2026, as set forth in the table below.

	Total Number of Shares	Average Price Per
Period	Redeemed	Share
1/1/26 to 1/31/26	0	$0
2/1/26 to 2/28/26	0	$0
3/1/26 to 3/31/26	0	$0
Total	0	0

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the three-month period ended March 31, 2026.

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

Date: May 12, 2026