Form 10-Q
period 2026-06-30
Hashdex Commodities Trust
filed 2026-08-12
CIK 1985840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2026

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

As of June 30, 2026, there were 200,000 shares of beneficial interest, no par value, of Hashdex Bitcoin ETF issued and outstanding.

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HASHDEX COMMODITIES TRUST

(FORMERLY, TIDAL COMMODITIES TRUST I)

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Investments (1)	$13,234,771	$11,812,267
Cash and cash equivalents (2)	42,043	52,133
Interest receivable	126	165
Receivable for fund shares sold	1,330,556	—
Equity in trading accounts:
Due from broker	30,712	35,778
Total equity in trading accounts	30,712	35,778
Total assets	14,638,208	11,900,343

Liabilities
Management fee payable to Sponsor	2,311	2,566
Payable for investments purchased	1,331,203	—
Total liabilities	1,333,514	2,566
Net assets	$13,304,694	$11,897,777

Shares issued and outstanding (no par value, unlimited amount authorized)	200,000	120,000
Net asset value per share	$66.52	$99.15

(1) Cost basis	$15,271,152	$9,706,036
(2) Cost basis	$42,043	$52,133

The accompanying notes are an integral part of these financial statements.

HASHDEX COMMODITIES TRUST

(FORMERLY, TIDAL COMMODITIES TRUST I)
COMBINED SCHEDULE OF INVESTMENTS

June 30, 2026
(Unaudited)

	Yield	Fair Value	Percentage of Net Assets	Quantity
Cryptocurrency
Bitcoin		$13,234,771	99.47%	226
Total Cryptocurrency (cost $15,271,152)		$13,234,771	99.47%

Cash Equivalents
Money market funds
First American Government Obligations Fund - Class X	3.56%	$42,043	0.32%	42,043
Total Cash Equivalents (cost $42,043)		$42,043	0.32%
Total Investments (cost $15,313,195)		$13,276,814	99.79%
Other Assets in Excess of Liabilities		27,880	0.21%
Total Net Assets		$13,304,694	100.00%

The accompanying notes are an integral part of these financial statements.

HASHDEX COMMODITIES TRUST

(FORMERLY, TIDAL COMMODITIES TRUST I)
COMBINED SCHEDULE OF INVESTMENTS

December 31, 2025

	Yield	Fair Value	Percentage of Net Assets	Quantity
Cryptocurrency
Bitcoin		$11,812,267	99.28%	135
Total Cryptocurrency (cost $9,706,036)		$11,812,267	99.28%

Cash Equivalents
Money market funds
First American Government Obligations Fund - Class X	3.67%	$52,133	0.44%	52
Total Cash Equivalents (cost $52,133)		$52,133	0.44%
Total Investments (cost $9,758,169)		$11,864,400	99.72%
Other Assets in Excess of Liabilities		33,377	0.28%
Total Net Assets		$11,897,777	100.00%

The accompanying notes are an integral part of these financial statements.

HASHDEX COMMODITIES TRUST

(FORMERLY, TIDAL COMMODITIES TRUST I)

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2026 (Unaudited)	Three Months Ended June 30, 2025 (Unaudited)	Six Months Ended June 30, 2026 (Unaudited)	Six Months Ended June 30, 2025 (Unaudited)
Investment Income
Broker Interest income	$-	$95	$8	$180
Interest income	411	227	878	325
Total income (loss)	411	322	886	505

Expenses
Management fees	6,593	8,794	13,046	29,179
Broker expenses	25	48	25	48
Total Expenses	6,618	8,842	13,071	29,227
Net Expenses	6,618	8,842	13,071	29,227
Net Investment Loss	(6,207)	(8,520)	(12,185)	(28,722)

Realized and unrealized gain (loss)
Realized gain (loss) on cryptocurrency futures contracts	—	(4,173)	—	(4,173)
Realized gain (loss) on investments	—	1,083,215	—	1,083,215
Net change in unrealized appreciation (depreciation) on investments	(1,471,548)	2,915,393	(4,142,612)	1,202,547
Net realized and unrealized gain (loss)	(1,471,548)	3,994,435	(4,142,612)	2,281,589
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,477,755)	$3,985,915	$(4,154,797)	$2,252,867

The accompanying notes are an integral part of these financial statements.

HASHDEX COMMODITIES TRUST

(FORMERLY, TIDAL COMMODITIES TRUST I)

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended June 30, 2026 (Unaudited)	Three Months Ended June 30, 2025 (Unaudited)	Six Months Ended June 30, 2026 (Unaudited)	Six Months Ended June 30, 2025 (Unaudited)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment gain (loss)	$(6,207)	$(8,520)	$(12,185)	$(28,722)
Net realized gain (loss)	—	1,079,042	—	1,079,042
Net change in unrealized appreciation (depreciation)	(1,471,548)	2,915,393	(4,142,612)	1,202,547
Net increase (decrease) in net assets resulting from operations	(1,477,755)	3,985,915	(4,154,797)	2,252,867

CAPITAL SHARE TRANSACTIONS
Shares issued	5,561,714	2,144,314	5,561,714	2,144,314
Shares redeemed	—	(4,611,472)	—	(4,611,472)
Net increase (decrease) in net assets from capital share transactions	5,561,714	(2,467,158)	5,561,714	(2,467,158)
Total increase (decrease) in net assets	4,083,959	1,518,757)	1,406,917	(214,291)

NET ASSETS
Beginning of Period	9,220,735	13,106,337	11,897,777	14,839,385
End of Period	$13,304,694	$14,625,094	$13,304,694	$14,625,094

The accompanying notes are an integral part of these financial statements.

HASHDEX COMMODITIES TRUST

(FORMERLY, TIDAL COMMODITIES TRUST I)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

Effective for the six-month ended June 30, 2026, the Trust has elected to discontinue the presentation of the Statement of Cash Flows. This change is in accordance with the guidance under FASB ASC 230, which exempts certain investment companies from presenting a Statement of Cash flows when specific criteria are met. The Trust noted that as of and for the six-month ended June 30, 2026, these criteria were met where substantially all investments were highly liquid in Level 1 or Level 2 of the fair value hierarchy as shown in Note 2, all investments are carried at fair value, the Trust carried no debt, and the combined statements of changes in net assets is presented.

Six Months Ended June 30, 2025
Cash flows from operating activities
Net income (loss)	$2,252,867
Adjustments to reconcile net income (loss) to net cash from operating activities:
Net change in unrealized appreciation (depreciation)	—
Changes in operating assets and liabilities:
Investments	190,497
Due from broker	77,503
Interest receivable	(63)
Management fee payable to Sponsor	(8,830)
Net cash provided by (used in) operating activities	2,511,974

Cash flows from financing activities
Proceeds from sale of Shares	2,144,314
Redemption of Shares	(4,611,472)
Net cash provided by (used in) financing activities	(2,467,158)

Net change in cash and cash equivalents	44,816
Cash and cash equivalents, beginning of period	29,680
Cash and cash equivalents, end of period	$74,496

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Investments (1)	$13,234,771	$11,812,267
Cash and cash equivalents (2)	42,043	52,133
Interest receivable	126	165
Receivable for fund shares sold	1,330,556	—
Equity in trading accounts:
Due from broker	30,712	35,778
Total equity in trading accounts	30,712	35,778
Total assets	14,638,208	11,900,343

Liabilities
Management fee payable to Sponsor	2,311	2,566
Payable for investments purchased	1,331,203	—
Total liabilities	1,333,514	2,566
Net assets	$13,304,694	$11,897,777

Shares issued and outstanding (no par value, unlimited amount authorized)	200,000	120,000
Net asset value per share	$66.52	$99.15

(1) Cost basis	$15,271,152	$9,706,036
(2) Cost basis	$42,043	$52,133

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF
SCHEDULE OF INVESTMENTS

June 30, 2026
(Unaudited)

	Yield	Fair Value	Percentage of Net Assets	Quantity
Cryptocurrency
Bitcoin		$13,234,771	99.47%	226
Total Cryptocurrency (cost $15,271,152)		$13,234,771	99.47%

Cash Equivalents
Money market funds
First American Government Obligations Fund - Class X	3.56%	$42,043	0.32%	42,043
Total Cash Equivalents (cost $42,043)		$42,043	0.32%
Total Investments (cost $15,313,195)		$13,276,814	99.79%
Other Assets in Excess of Liabilities		27,880	0.21%
Total Net Assets		$13,304,694	100.00%

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF
SCHEDULE OF INVESTMENTS

December 31, 2025

	Yield	Fair Value	Percentage of Net Assets	Quantity
Cryptocurrency
Bitcoin		$11,812,267	99.28%	135
Total Cryptocurrency (cost $9,706,036)		$11,812,267	99.28%

Cash Equivalents
Money market funds
First American Government Obligations Fund - Class X	3.67%	$52,133	0.44%	52
Total Cash Equivalents (cost $52,133)		$52,133	0.44%
Total Investments (cost $9,758,169)		$11,864,400	99.72%
Other Assets in Excess of Liabilities		33,377	0.28%
Total Net Assets		$11,897,777	100.00%

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2026 (Unaudited)	Three Months Ended June 30, 2025 (Unaudited)	Six Months Ended June 30, 2026 (Unaudited)	Six Months Ended June 30, 2025 (Unaudited)
Investment Income
Broker Interest income	$-	$95	$8	$180
Interest income	411	227	878	325
Total income (loss)	411	322	886	505

Expenses
Management fees	6,593	8,794	13,046	29,179
Broker expenses	25	48	25	48
Total Expenses	6,618	8,842	13,071	29,227
Net Expenses	6,618	8,842	13,071	29,227
Net Investment Loss	(6,207)	(8,520)	(12,185)	(28,722)

Realized and unrealized gain (loss)
Realized gain (loss) on cryptocurrency futures contracts	—	(4,173)	—	(4,173)
Realized gain (loss) on investments	—	1,083,215	—	1,083,215
Net change in unrealized appreciation (depreciation) on investments	(1,471,548)	2,915,393	(4,142,612)	1,202,547
Net realized and unrealized gain (loss)	(1,471,548)	3,994,435	(4,142,612)	2,281,589
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,477,755)	$3,985,915	$(4,154,797)	$2,252,867

 The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF
STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended June 30, 2026 (Unaudited)	Three Months Ended June 30, 2025 (Unaudited)	Six Months Ended June 30, 2026 (Unaudited)	Six Months Ended June 30, 2025 (Unaudited)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment gain (loss)	$(6,207)	$(8,520)	$(12,185)	$(28,722)
Net realized gain (loss)	—	1,079,042	—	1,079,042
Net change in unrealized appreciation (depreciation)	(1,471,548)	2,915,393	(4,142,612)	1,202,547
Net increase (decrease) in net assets resulting from operations	(1,477,755)	3,985,915	(4,154,797)	2,252,867

CAPITAL SHARE TRANSACTIONS
Shares issued	5,561,714	2,144,314	5,561,714	2,144,314
Shares redeemed	—	(4,611,472)	—	(4,611,472)
Net increase (decrease) in net assets from capital share transactions	5,561,714	(2,467,158)	5,561,714	(2,467,158)
Total increase (decrease) in net assets	4,083,959	1,518,757)	1,406,917	(214,291)

NET ASSETS
Beginning of Period	9,220,735	13,106,337	11,897,777	14,839,385
End of Period	$13,304,694	$14,625,094	$13,304,694	$14,625,094

The accompanying notes are an integral part of these financial statements.

HASHDEX BITCOIN ETF

STATEMENTS OF CASH FLOWS

(UNAUDITED)

Effective for the six-month ended June 30, 2026, the Trust has elected to discontinue the presentation of the Statement of Cash Flows. This change is in accordance with the guidance under FASB ASC 230, which exempts certain investment companies from presenting a Statement of Cash flows when specific criteria are met. The Trust noted that as of and for the six-month ended June 30, 2026, these criteria were met where substantially all investments were highly liquid in Level 1 or Level 2 of the fair value hierarchy as shown in Note 2, all investments are carried at fair value, the Trust carried no debt, and the combined statements of changes in net assets is presented.

Six Months Ended June 30, 2025
Cash flows from operating activities
Net income (loss)	$2,252,867
Adjustments to reconcile net income (loss) to net cash from operating activities:
Net change in unrealized appreciation (depreciation)	—
Changes in operating assets and liabilities:
Investments	190,497
Due from broker	77,503
Interest receivable	(63)
Management fee payable to Sponsor	(8,830)
Net cash provided by (used in) operating activities	2,511,974

Cash flows from financing activities
Proceeds from sale of Shares	2,144,314
Redemption of Shares	(4,611,472)
Net cash provided by (used in) financing activities	(2,467,158)

Net change in cash and cash equivalents	44,816
Cash and cash equivalents, beginning of period	29,680
Cash and cash equivalents, end of period	$74,496

The accompanying notes are an integral part of these financial statements.

HASHDEX COMMODITIES TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2026 (Unaudited)

Note 1 - Organization and Significant Accounting Policies

These footnotes represent the footnotes to the Financial Statements of Hashdex Bitcoin ETF (the “Fund”) and the Combined Financial Statements of Hashdex Commodities Trust (f/k/a Tidal Commodities Trust I, prior to January 16, 2026) (the “Trust”). The Combined Financial Statements as of June 30, 2026 and December 31, 2025 Include the combined statements of assets and liabilities and schedules of investments. The Combined Financial Statements for the three and six month periods ended June 30, 2026 and 2025 include the combined statements of operations and changes in net assets of the Fund.

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

Basis of presentation

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

June 30, 2026 (Unaudited)
	Level 1	Level 2	Level 3	Balance as of June 30, 2026 (Unaudited)
Assets:
Cryptocurrency	$13,234,771	—	—	$13,234,771
Money market funds	42,043	—	—	42,043

Total	$13,276,814	—	—	$13,276,814

December 31, 2025
	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Assets:
Cryptocurrency	$11,812,267	—	—	$11,812,267
Money market funds	52,133	—	—	52,133

Total	$11,864,400	—	—	$11,864,400

For the six months ended June 30, 2026, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy. As of December 31, 2025, the Fund’s bitcoin holdings were transferred from Level 2 to Level 1 within the fair value hierarchy. This change reflects the use of a quoted price in an active market for identical assets (Level 1 input), as opposed to the FBSP methodology applied throughout the year, which relied on observable inputs other than quoted prices in active markets for identical assets. On December 31, 2025, the FBSP pricing file was not available, and the Administrator used a quoted market price from Bloomberg as an alternative source.

The following represents the changes in quantity and the fair value of bitcoin on June 30, 2026 (Unaudited) and December 31, 2025:

Six Months Ended June 30, 2026 (Unaudited)
	Bitcoin	Fair Value
Beginning balance as of January 1, 2026	134.87	$11,812,267
Bitcoin purchased	90.71	5,565,116
Bitcoin withdrawn	—	—
Net change in unrealized appreciation (depreciation) from investments in bitcoin	—	(4,142,612)
Net realized gain on investments in bitcoin	—	—
Ending balance as of June 30, 2026	225.58	$13,234,771

Year Ended December 31, 2025
	Bitcoin	Fair Value
Beginning balance as of January 1, 2025	157.85	$14,713,026
Bitcoin purchased	23.52	2,256,022
Bitcoin withdrawn	(46.50)	(4,732,281)
Net change in unrealized appreciation (depreciation) from investments in bitcoin	—	(1,507,715)
Net realized gain on investments in bitcoin	—	1,083,215
Ending balance as of December 31, 2025	134.87	$11,812,267

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

As of June 30, 2026 and December 31, 2025, there were no derivative instruments included in the Combined Statements of Assets and Liabilities.

Volume of Monthly Derivative Activities

The average notional market value categorized by primary underlying risk for Bitcoin Futures Contracts held was $0 and $0 for the six months ended June 30, 2026 and June 30, 2025, respectively. On January 16, 2026, following the Sponsor Replacement, the Fund’s investment strategy was revised to eliminate investment in Bitcoin Futures Contracts.

Brokerage Commissions

The Sponsor recognizes the expense for brokerage commissions for futures contract trades on a per-trade basis. The below table shows the amounts included on the statements of operations as total brokerage commissions.

Three Months Ended June 30, 2026	$—
Three Months Ended June 30, 2025	$148
Six Months Ended June 30, 2026	$—
Six Months Ended June 30, 2025	$148

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

Note 3 - Sponsor Fee Allocation of Expenses and Related Party Transactions

The Fund pays the Sponsor a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.25% per annum of the daily NAV of the Fund. From March 27, 2024 until February 10, 2025, the Management Fee was 0.90% per annum of the daily NAV of the Fund. Prior to March 27, 2024, the Management Fee was 0.94% per annum of the daily NAV of the Fund. The Management Fee is paid by the Fund to the Sponsor as compensation for services performed under the Trust Agreement. In addition to the Management Fee, the Fund pays all of its respective brokerage commissions, including financing fees, bitcoin network fees and similar transaction fees and expenses charged in connection with trading activities. The Trust also pays all fees and commissions related to the sale and purchase of spot bitcoin, including any bitcoin transaction fees for on-chain transfers of bitcoin. The Sponsor pays all other routine operational, administrative and other ordinary expenses of the Fund, generally as determined by the Sponsor, including but not limited to, fees and expenses of the Fund’s administrator, custodians, marketing agent, transfer agent, licensors, accounting and audit fees and expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses. The Fund pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Nonrecurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In the event the Trust’s cash balance is insufficient to pay all fees and expenses, including the Management Fee, the Trust may need to sell crypto assets from time to time to pay for its fees and expenses, and up to $250,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $250,000 per annum. The Sponsor may determine in its sole discretion to assume any non-recurring and unusual fees and expenses of the Trust, if applicable. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust.

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

Note 5 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2026 and 2025. This information has been derived from information presented in the financial statements.

	Three Months Ended June 30, 2026 (unaudited)	Three Months Ended June 30, 2025 (unaudited)	Six Months Ended June 30, 2026 (unaudited)	Six Months Ended June 30, 2025 (unaudited)
Per Share Operating Performance
Net asset value at beginning of period	$76.84	$93.62	$99.15	$106.00
Income (loss) from investment operations:(1)
Net Investment income	(0.05)	(0.07)	(0.10)	(0.21)
Net realized and unrealized gain (loss) on investments and cryptocurrency futures contracts	(10.27)	28.33	(32.53)	16.09
Net increase (decrease) in net asset value	(10.32)	28.26	(32.63)	15.88
Net asset value at end of period	$66.52	$121.88	$66.52	$121.88
Total Return (2)	(13.43)%	30.19%	(32.91)%	14.98%
Ratios to Average Net Assets (Annualized)
Total expenses	0.25%	0.25%	0.25%	0.41%
Total expenses, net	0.25%	0.25%	0.25%	0.41%
Net investment income (loss)	(0.23)%	(0.24)%	(0.23)%	(0.40)%

(1)	Based on average shares outstanding during the period
(2)	Not Anualized

Note 6 -Segment Reporting

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

Note 7 – Capital Share Transactions

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

Capital share transactions in the Trust were as follows:

	Three months ended June 30, 2026 (Unaudited)	Three months ended June 30, 2025 (Unaudited)	Six months ended June 30, 2026 (Unaudited)	Six months ended June 30, 2025 (Unaudited)
Shares issued	80,000	20,000	80,000	20,000
Shares redeemed	—	(40,000)	—	(40,000)
Net increase	80,000	(20,000)	80,000	(20,000)

Note 8 - Subsequent Events

In preparing these financial statements, management of the Sponsor has evaluated the financial statements for the three and six months ended June 30, 2026 for subsequent events through the date of this filing.

On August 3, 2026, the Sponsor announced that its officers had authorized a plan (the “Plan of Liquidation”) to (i) liquidate the Fund, the sole series of the Trust, (ii) terminate the continuous offering of the Fund’s Shares, and (iii) deregister the Fund’s Shares under Section 12(b) of the Securities Exchange Act of 1934, as amended. The Sponsor determined that the Fund’s aggregate net assets, in relation to the operating expenses of the Fund, made it unreasonable or imprudent to continue the business of the Fund over the long term. On the same date, the Sponsor submitted written notice to the Exchange of its decision to liquidate the Fund and to terminate the offering, and filed a prospectus supplement and a Current Report on Form 8-K describing the Plan of Liquidation.

The Fund will no longer accept orders for the creation of Baskets after August 17, 2026, and trading in the Fund’s Shares on the Exchange will be suspended after the close of business on August 17, 2026. Shareholders may sell their Shares on or before August 17, 2026 and may incur customary brokerage charges. On or about August 18, 2026, the Fund will begin liquidating its portfolio; as a result, the Fund’s cash holdings will increase and the Fund will no longer be managed in accordance with its investment objective. The Fund is expected to distribute the liquidation proceeds in a single cash payment, pro rata to its remaining shareholders of record, on or about August 24, 2026. Following completion of the liquidating distribution, the Fund will terminate and, because the Fund is the sole series of the Trust, the Trust will be dissolved.

In connection with the Plan of Liquidation, the Sponsor intends to file a post-effective amendment to terminate the offering of the Fund’s registered and unsold Shares, and the Exchange will file a Form 25 with the SEC to effect the withdrawal of the listing of the Fund’s Shares from the Exchange. The delisting will become effective 10 days after the filing of the Form 25. The distributions to shareholders will be treated as liquidating distributions for U.S. federal income tax purposes.

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

The sponsor of the Fund is Hashdex Asset Management Ltd. (the “Sponsor” or “Hashdex”), which receives a management fee (the “Management Fee”). As of June 30, 2026, the Sponsor serves as sponsor, investment manager, or investment adviser to over 9 pooled investment vehicles across multiple jurisdictions, including investment strategies relating to crypto asset markets. Prior to January 16, 2026, the Fund’s sponsor was Tidal Investments LLC (f/k/a Toroso Investments, LLC) (“Tidal”).

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

Results of Operations

The discussion below addresses the material changes in the results of operations for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

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

On June 30, 2026, the Fund held 225.58 bitcoin with an asset fair value of $13,234,771.

	Period Ended June 30, 2026	Period Ended June 30, 2025	Year Ended December 31, 2025
Total Net Assets	$13,304,694	$14,625,094	$11,897,777
Shares Outstanding	200,000	120,000	120,000
Net Asset Value per share	$66.52	$121.88	$99.15
Closing Price	$66.52	$121.74	$98.92

For the three months ended June 30, 2026, compared to the three months ended June 30, 2025:

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025
Average daily total net assets	$10,618,618	$14,625,094
Net realized and unrealized gain (loss) on futures contracts and investments	$(1,471,548)	$3,994,435
Interest income earned on cash equivalents	$411	$322
Annualized interest yield based on average daily total net assets	0.02%	0.01%
Net Income (Loss)	$(1,477,755)	$3,985,915
Weighted average shares outstanding	132,088	127,912
Management fees	$6,593	$8,794
Total gross fees and other expenses (excluding management fees)	$25	$48
Brokerage commissions	$—	$148
Total gross expense ratio	0.25%	0.25%
Net Investment Income (Loss)	(0.23)%	(0.24)%
Creation of Shares	80,000	20,000
Redemption of Shares	—	(40,000)

For the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Average daily total net assets	$10,523,471	$14,472,783
Net realized and unrealized gain (loss) on futures contracts and investments	$(4,142,612)	$2,281,589
Interest income earned on cash equivalents	$886	$505
Annualized interest yield based on average daily total net assets	0.02%	0.01%
Net Income (Loss)	$(4,154,797)	$2,252,867
Weighted average shares outstanding	126,077	133,923
Management fees	$13,046	$29,179
Total gross fees and other expenses (excluding management fees)	$25	$48
Brokerage commissions	$—	$148
Total gross expense ratio	0.25%	0.41%
Net Investment Income (Loss)	(0.23)%	(0.40)%
Creation of Shares	80,000	20,000
Redemption of Shares	—	(40,000)

The graphs below show the actual Shares outstanding, total net assets (or assets under management) and NAV per Share for the Fund from inception to June 30, 2026 and serve to illustrate the relative changes of these components.

 Benchmark Performance

The following graphs illustrate changes in the Fund’s NAV, as reflected by the graphs “Comparison of NAV to Benchmark” for the three months ended June 30, 2026 and 2025 and the six months ended June 30, 2026 and 2025.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR BENCHMARK LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graphs above compare the return of the Fund with the Benchmark returns for the three months ended June 30, 2026 and the six months ended June 30, 2026. The difference in the NAV price and the Benchmark value often results in the appearance of a NAV premium or discount to the Benchmark. Differences in the Benchmark and the Fund’s NAV per Share are due to such factors as the following, among others:

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

The graphs above compare the return of the Fund with the Benchmark returns for the three months ended June 30, 2025 and the six months ended June 30, 2025. The difference in the NAV price and the Benchmark value often results in the appearance of a NAV premium or discount to the Benchmark. Differences in the Benchmark and the Fund’s NAV per Share are due to such factors as the following, among others:

●	The Benchmark assumes no Management Fees, while the Fund paid 0.25% of average net assets (0.90% prior to February 10, 2025) on an annualized basis to Tidal as a Management Fee

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

DEFI	Q3 2025	Q4 2025	Q1 2026	Q2 2026
Days at premium	43	37	38	43
Days at NAV	0	0	1	1
Days at discount	21	27	22	18

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

A Fair Value Event value determination will be based upon all available factors that the Sponsor or the Administrator deems relevant at the time of the determination and may be based on analytical values determined by the Sponsor or Administrator using third party valuation models. Fair value policies approved by the Administrator will seek to determine the fair value price that the Fund might reasonably expect to receive from the current sale of that asset or liability in an arm’s-length transaction on the date on which the asset or liability is being valued consistent with “Relevant Transactions”. A “Relevant Transaction” is any crypto asset versus U.S. Dollar (“USD”) spot trade that occurs during the observation window between 3:00 p.m. and 4:00 p.m. E.T. on a Core Exchange in the Bitcoin/USD pair that is reported and disseminated by a Core Exchange through its publicly available application programming interface and observed by the Nasdaq Index Management Committee, the governing body of the Benchmark. The “Core Exchanges” (as of June 30, 2026) were Bitstamp, Coinbase, Gemini, itBit, Kraken and LMAX Digital.

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

Off Balance Sheet Financing

The Trust and the Fund had no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2026. Neither the Trust nor the Fund participates in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. Neither the Trust nor the Fund have entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of Management, including its Principal Executive Officer and Principal Financial Officer, the Trust and the Fund conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Trust’s and the Fund’s disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Management to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Issuer Purchases of DEFI Shares

(a)	None.

(b)	Not applicable.

(c)	The Sponsor, the Trust and the Fund do not purchase Shares directly from shareholders. In connection with the redemption of Baskets, the Trust redeemed 0 Shares (0 (zero) Baskets) during the three months ended June 30, 2026, as set forth in the table below.

	Total Number of Shares	Average Price Per
Period	Redeemed	Share
4/1/26 to 4/30/26	0	$0
5/1/26 to 5/31/26	0	$0
6/1/26 to 6/30/26	0	$0
Total	0	$0

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the six-month period ended June 30, 2026.

Item 6. Exhibits

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

Exhibit Number	Exhibit Description
31.1 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer
32.1 **	Section 1350 Certification of Principal Executive Officer
32.2 **	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

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

Date: August 12, 2026